Form 10-K
period 1993-12-31
EASTERN ENTERPRISES
filed 1994-03-14
CIK 311259

- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
         (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1993
                                      or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
    For the transition period from ------
    to --------------Commission File Number 1-2297
                                            ------

                              EASTERN ENTERPRISES
                              -------------------
            (Exact Name of Registrant As Specified In Its Charter)
                     MASSACHUSETTS                                  04-1270730
(State or Other Jurisdiction of Incorporation or                (I.R.S. Employer
                     Organization)                           Identification No.)

            9 RIVERSIDE ROAD
      WESTON, MASSACHUSETTS 02193                       (617) 647-2300
(Address of Principal Executive Offices)        (Registrant's Telephone Number)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                                     Name of Each Exchange
           Title of Each Class                        on Which Registered
                ---------                            --------------------
  Common Stock, par value $1.00 per share               New York Stock Exchange
Common Stock Purchase Rights, no par value               Boston Stock Exchange
                                                         Pacific Stock Exchange
         SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                     None
    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                          YES --X--            NO -----
    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]
    State the aggregate market value of the voting stock held by non-
affiliates of the registrant as of March 10, 1994.
           COMMON STOCK, PAR VALUE $1.00 PER SHARE -- $550,397,558
    Indicate the number of shares outstanding of the registrant's class of common stock as of March 10, 1994.
         COMMON STOCK, PAR VALUE $1.00 PER SHARE -- 20,967,526 SHARES
DOCUMENTS INCORPORATED BY REFERENCE
    Portions of the annual report to shareholders for the year ended December 31, 1993 are incorporated by reference into Parts I and II.
    Portions of the 1994 definitive Proxy Statement are incorporated by reference into Part III.
- ------------------------------------------------------------------------------
- ------------------------------------------------------------------------------

                                          PART I



ITEM 1.  BUSINESS

1(A) GENERAL DEVELOPMENT OF BUSINESS

    Eastern Enterprises ("Eastern") is an unincorporated voluntary association (commonly referred to as a "Massachusetts business trust") established and existing under a Declaration of Trust dated July 18, 1929, as from time to time amended.
    Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas"), Midland Enterprises Inc. ("Midland") and WaterPro Supplies Corporation ("WaterPro"). Another subsidiary, Ionpure Technologies Corporation ("Ionpure"), was sold on December 1, 1993 for an equity interest in United States Filter Corporation, as described in Note 10 of Notes to Financial Statements.
    Boston Gas distributes natural gas in Boston and 73 other Massachusetts communities. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. WaterPro is a wholesale distributor of water and wastewater system components to contractors and municipal customers in 23 states.
    Eastern provides management and staff services to its operating subsidiaries. Boston Gas and Midland are financed primarily through their own funded debt, which is not guaranteed by Eastern. Many of the debt instruments relating to these borrowings contain restrictive covenants applicable to Boston Gas and Midland, including restrictions on the payment of dividends to Eastern. In the opinion of management, none of these restrictions has any material impact upon the operations of Eastern and its subsidiaries.

1(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

    Information with respect to this item may be found in Note 2 of Notes to Financial Statements for the year ended December 31, 1993, appearing on pages 36 and 37 of the annual report to shareholders for such year. Such information is incorporated herein by reference.

1(C) NARRATIVE DESCRIPTION OF BUSINESS

  BOSTON GAS COMPANY

    Boston Gas is engaged in the distribution, sale and transportation of natural gas to residential, commercial and industrial customers in the city of Boston, Massachusetts and 73 other Massachusetts communities.
    Gas is sold and transported to "firm" and "non-firm" customers for a variety of applications. In most cases, firm sales and transportation services are provided under rate schedules or contracts with customers that do not contemplate service interruption at any time during the year. Firm sales of natural gas used for space heating are directly related to weather conditions. Consequently, variations in weather patterns can have a significant impact on Boston Gas' revenues and earnings. Boston Gas also provides seasonal firm sales and transportation services for terms less than 365 days.
    Non-firm services include sales and transportation to customers who typically can use oil or gas interchangeably and special sales for resale to other gas companies for distribution to their customers. Non-firm sales depend on gas supply availability, weather conditions and the price of gas in relation to the price of alternate fuels. Availability of gas supply and price competition from residual oil are important factors in retaining non-firm gas sales. Gross margins from non-firm sales and transportation services are passed back to firm customers through the cost of gas adjustment clause. This practice enhances Boston Gas' competitive position by reducing gas costs to firm customers. As an additional incentive to Boston Gas, beginning November 1, 1993, a portion of gross margins from non-firm sales and transportation services will be retained if certain levels are attained.
    Because the volume of gas sold to firm customers varies greatly between winter and summer months, Boston Gas customarily incurs seasonal borrowings.
    Boston Gas purchases approximately 70% of its pipeline gas supplies directly from producers and marketers pursuant to long term contracts which are subject to review and approval by the Massachusetts Department of Public Utilities ("DPU"). The balance of its pipeline supplies is purchased under short-term, firm winter service agreements and on a spot basis. These pipeline supplies are transported on interstate pipeline systems to Boston Gas' service territory on terms and conditions of service approved by the Federal Energy Regulatory Commission ("FERC"). Boston Gas has also contracted with pipeline companies and others for the storage of natural gas and related transportation from underground storage fields in New York and Pennsylvania. Supplemental supplies of liquefied natural gas and propane are purchased and produced from foreign and domestic sources, primarily on a spot basis.
    All interstate pipelines serving Boston Gas have implemented service restructuring plans on terms and conditions approved by FERC pursuant to Order 636, issued in April 1992, which required interstate pipeline companies to unbundle existing gas service contracts into separate gas sales, transportation and storage services. Accordingly, Boston Gas' firm bundled service contract with Tennessee Gas Pipeline Company ("Tennessee") has been converted to an annual transportation and storage entitlement of 77,800 million cubic feet ("MMCF"). Similarly, its firm bundled service contracts with Algonquin Gas Transmission Company ("Algonquin") and Texas Eastern Transmission Corporation ("Texas Eastern") have been converted to annual firm transportation entitlements of 65,600 MMCF and 100,100 MMCF, respectively. This transportation capacity is used to transport natural gas from both producing regions and underground storage facilities. As a result of the restructuring, Boston Gas holds entitlements to 16,500 MMCF of storage capacity with Tennessee, Texas Eastern and others. These new transportation and storage agreements with Algonquin, Tennessee and Texas Eastern have terms generally expiring no earlier than 1996, 2000 and 2012. In addition, as a result of industry restructuring, Boston Gas has firm entitlements on interstate pipelines upstream of these three pipelines with direct access to supply areas.
    In addition to its domestic supply arrangements, Boston Gas has long term contracts with Canadian gas suppliers for the annual purchase of up to 22,862 MMCF. These contracts expire between 2003 and 2007. Boston Gas has contracted with Iroquois Gas Transmission System, Tennessee and Algonquin for the transportation of these supplies to its service territory.
    Boston Gas considers the service reliability of its natural gas portfolio after industry restructuring to be comparable to that existing prior to Order
636. As a result of these changes in federal energy regulation, Boston Gas has assumed more direct operational responsibility for procuring and arranging transportation of natural gas supplies. Boston Gas expects that this new operational responsibility will provide additional opportunities to benefit from low cost gas and competitive transportation options.

    The following table provides statistical information with respect to Boston Gas' sources of supply and sales during 1991-1993.

                                                                       YEAR ENDED DECEMBER 31,
                                                                   ------------------------------
                                                                   1993         1992         1991
                                                                   ----         ----         ----
Gas supply
  (Millions of cubic feet @ 1,000 B.T.U.)
    Natural gas purchased ..................................       86,276       94,086       77,283
    Propane and manufactured gas ...........................           18           50           77
    LNG purchased ..........................................       13,375       12,344       11,412
                                                                   ------      -------       ------
        Total manufactured and purchased ...................       99,669      106,480       88,772
    Deduct:
        Net increase (decrease) in storage gas .............        4,021        5,195        1,034
        Company use, unbilled and other ....................        2,552        3,665        3,190
                                                                   ------      -------       ------
Total gas billed ...........................................       93,096       97,620       84,548
                                                                   ------      -------       ------
                                                                   ------      -------       ------

                                                                       YEAR ENDED DECEMBER 31,
                                                                  -------------------------------
                                                                   1993         1992         1991
                                                                   ----         ----         ----
Gas sales and transportation
  (Millions of cubic feet @ 1,000 B.T.U.)
    Residential
        Heating (A)<F1> ....................................       38,126       37,923       32,731
        Non-heating ........................................        3,793        3,906        3,847
    Commercial (B)<F2> .....................................       26,011       25,796       23,614
    Industrial -- firm .....................................        4,955        4,914        4,150
    Seasonal firm contracts ................................       10,022        6,379         --
                                                                  -------      -------      -------
        Total firm sales ...................................       82,907       78,918       64,342
    Interruptible sales ....................................        8,106       14,456       20,206
    Special sales for resale ...............................        2,083        4,246         --
                                                                  -------      -------      -------
Total gas sales ............................................       93,096       97,620       84,548
    Firm transportation ....................................       12,351        7,369         --
    Interruptible transportation ...........................       39,304       27,270       31,424
                                                                  -------      -------      -------
Total throughput ...........................................      144,751      132,259      115,972
                                                                  -------      -------      -------
                                                                  -------      -------      -------
Percent of normal billing degree days ......................        99%         104%          87%

- ---------
<F1>(A) The heating classification includes all gas sold to customers having central or space heating.
<F2>(B) The commercial classification includes central-metered apartment houses and condominiums with five or more units.

    Boston Gas relies on supplemental supplies to meet firm sendout requirements which are greater than its firm pipeline capacity entitlements. The number of days that peak sendout can be maintained is limited by the capacity of Boston Gas' storage facilities for supplemental gas supplies and the rate at which these supplies can be sent out and subsequently replenished. Boston Gas considers its peak sendout capability fully adequate to meet the requirements of its firm customers.
    During 1993, Boston Gas continued to increase its firm sales and customer base through marketing programs that emphasize natural gas' competitive price, efficiency and environmental advantages. Despite the 17-week work stoppage, in 1993 Boston Gas added approximately 1,812 MMCF in firm annual sales to the commercial and industrial sectors. Clean-burning properties and the absence of on-site storage problems make natural gas attractive in these sectors, where Boston Gas' market share is only 22% as compared to a national average of 39%. Approximately 4,400 residential customers converted to gas for central heating last year. Approximately 46% of Boston Gas' existing residential customers do not use gas for central heating.
    Boston Gas faces competition with fuel oil and electricity for residential, commercial and industrial applications. Regulatory changes affecting pipeline transportation have created the potential for increased competition among existing and new suppliers of natural gas within Boston Gas' service area. Boston Gas is well positioned to provide transportation services to customers who engage in direct purchases of natural gas from others. Rate design changes approved by the DPU in 1993 provide for margin neutrality regardless of the customer's decision to purchase gas directly from Boston Gas or to purchase third-party gas for transportation by Boston Gas.
    Boston Gas' operations are subject to Massachusetts statutes applicable to gas utilities. Rates, the territorial limits of Boston Gas' service area, the issuance of securities, affiliated party transactions, the purchase of gas and pipeline safety are regulated by the DPU. Construction of certain facilities is regulated by the Massachusetts Energy Facilities Siting Board of the DPU. Municipal, state and federal authorities have jurisdiction over the use of public ways, land and waters for gas mains and other distribution facilities.
    The DPU allowed Boston Gas an annual revenue increase of $37.7 million, effective November 1, 1993, and also approved several rate design changes that will reduce the volatility of margins attributable to weather.
    The DPU has approved conservation and load management programs for Boston Gas' residential, commercial and industrial customers. These programs encourage more efficient gas consumption by subsidizing various conservation measures. Recovery of costs related to these programs and financial incentives were authorized by the DPU.
    Boston Gas is subject to local, state and federal environmental regulation of its operations and properties. As described in Note 13 of Notes to Financial Statements, there are 37 identified former manufactured gas plant ("MGP") sites located within Boston Gas' service territory. Massachusetts Electric Company, a wholly-owned subsidiary of New England Electric System ("NEES"), has assumed responsibility for remediating one such MGP site in Lynn, Massachusetts, pursuant to the decision of the First Circuit Court of Appeals in John S. Boyd, Inc. et. al. v. Boston Gas Company, et al., which affirmed that NEES and/or its subsidiaries are responsible for remediating the site as prior owners and operators and that Boston Gas did not assume any liability for such remediation when it acquired the property from NEES in 1973. Thirteen other former MGP sites within Boston Gas' service territory are currently owned by Boston Gas, and 10 of such 13 sites were also acquired from NEES and its subsidiaries. Boston Gas is currently working with the Massachusetts Department of Environmental Protection to determine the extent of remediation which may be required at such 13 sites. A 1990 settlement agreement with the DPU provides for recovery through the cost of gas adjustment clause of all environmental response costs associated with former MGP sites over separate, seven-year amortization periods without a return on the unamortized balance.
    Boston Gas and Eastern were granted an intrastate exemption from the provisions of the Public Utility Holding Company Act of 1935 ("Act") under
Section 3(a)(1) thereof pursuant to an order of the Securities and Exchange Commission ("SEC") dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975. On February 7, 1989, the SEC issued a proposed rule under the Act which would provide limits for non-utility related diversification by intrastate public utility holding companies, such as Eastern, that are exempt under the Act. Since its proposal in 1989, the SEC has taken no further public action with respect to this proposed rule.
Eastern and Boston Gas cannot predict whether this proposed rule will be adopted or, if adopted, whether it will affect their exemption under the Act.
    Boston Gas has approximately 1,720 employees, of whom 71% are represented by six local labor unions. In 1993, after a 17-week work stoppage, Boston Gas entered into a new six-year labor contract with the bargaining units which, among other things, provides for annual general wage increases of approximately 4%, updates work rules and changes health care coverage to a managed program with cost sharing.
    Boston Gas' property consists almost entirely of utility property and franchises, a portion of which is pledged as security for Boston Gas' first mortgage bonds. Capital expenditures for 1993 totaled $47.1 million, principally for replacements of and additions to mains, services and meters and for computer systems.


MIDLAND ENTERPRISES INC.

    Midland is primarily engaged through wholly owned subsidiaries in the operation of a fleet of barges and towboats, principally on the Ohio and Mississippi rivers and other parts of the inland waterway system, the Gulf Intracoastal Waterway and the Gulf of Mexico. Midland transports bulk commodities, a major portion of which is coal. In December 1993 Midland disposed of its liquid cargo business through the sale of its tank barges, its liquid transportation contract and the Chotin trade name. Through other wholly-owned subsidiaries, Midland also performs repair work on marine equipment and operates two coal terminals, a phosphate terminal and a marine fuel supply facility. It suspended operations at its barge construction facility in late 1993.
    The following table indicates tonnages and ton miles transported by Midland for the years 1991-1993:

                                                        1993    1992    1991
                                                        ----    ----    ----

  Tonnages (in millions) ...........................    62.5    62.4    60.6
  Ton miles (in billions) ..........................    32.2    32.4    32.2

    The record tonnage in 1993 increased slightly over 1992 with reduced tonnage in coal, grain and phosphate more than offset by increased tonnage in all other commodities. The 3% tonnage increase in 1992 reflected increased spot coal, iron, scrap and steel and grain volumes. Approximately 2.6% of the tonnage and 4.7% of the ton miles in 1993 were attributable to the liquid cargo business sold in December 1993.
    Ton miles are the product of tons and distance transported. The small decrease in ton miles in 1993 reflected lower ton miles from coal, grain and phosphate, mostly offset by higher ton miles in all other commodities. The record ton miles in 1992 reflected increased ton miles from grain, aggregates and ores, partially offset by lower coal ton miles. In addition to changes in ton miles transported, Midland's revenues and net earnings are affected by competitive conditions and weather. Due to the freezing of some northern rivers and waterways during the winter months and increased coal consumption by electric utilities during the summer months, average winter month revenues tend to be lower than revenues for the remainder of the year.
    The only significant raw material required to operate towboats is diesel fuel. Diesel fuel is purchased from a variety of sources, and Midland regards the availability of diesel fuel as adequate for presently planned operations.
    Due to the capital-intensive, high-fixed-cost nature of Midland's business, the negotiation of long-term contracts which facilitate steady and efficient utilization of equipment is important to profitable operations. Midland has long-term transportation and terminaling contracts which expire at various dates from January 1995 through December 2007. During 1993 approximately 41% of Midland's revenues resulted from these contracts. No customer accounted for 10% or more of Midland's 1993 revenues. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Midland which results in the termination of the contract, Midland would be responsible for reimbursing its customer for the differential between the contract price and the substituted performance.
    The backlog of transportation and terminaling business under long-term contract is summarized in the next table:

                                                               DECEMBER 31,
                                                               ------------
                                                               1993    1992
                                                               ----    ----
  Tons (in millions) .......................................   165.5   184.5
  Revenues (in millions) ...................................  $585.5  $773.2
  Portions of revenue backlog not expected to be filled
    within the current fiscal year .........................    80%     81%

    The 1993 revenue backlog (which is based on contracts that extend beyond December 31, 1994) is shown at prices current as of December 31, 1993 which are subject to escalation/de-escalation provisions. Since services under many of the long-term contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the requirements of these long-term contract customers. About 50% of the decrease in the tonnage backlog is due to the sale of the liquid barge business and its contract. About 40% of the revenue backlog at December 31, 1993 is associated with a disputed contract with Gulf Power Company, for which shipments have been curtailed.
    The Interstate Commerce Act, as amended, exempts from regulation water transportation of dry commodities which were transported in bulk as of June 1, 1939 (including coal, grain, phosphate rock, stone, sand and gravel and ores). In addition, the Interstate Commerce Act exempts from regulation water transportation of liquid cargoes in bulk. Approximately 96% of Midland's 1993 tonnage was exempt from regulation by the Interstate Commerce Commission ("ICC"). Regulated commodities include iron and steel products, other manufactured products, packaged goods and scrap.
    Improvements in operating efficiencies have permitted barge operators to maintain competitive rate structures. Consequently, the barge industry has been able to retain its competitive position relative to alternate methods of transportation for bulk commodities when the origin and destination of such movements are near or contiguous to navigable waterways.
    Primary competitors of Midland's barge line subsidiaries include other barge lines and railroads, including one integrated rail-barge carrier. There are a number of companies offering transportation services on the waterways served by Midland, including carriers licensed by the ICC and carriers not so regulated. Railroads operating in areas served by the inland waterways compete for cargoes carried by river barges. In many cases, these railroads offer unit train service (an entire train committed to one customer) and dedicated equipment service (equipment set aside for the exclusive use of a particular customer) for coal, grain and other bulk commodities. In addition, rates charged by both railroads and river barge operators are sometimes designed to reflect special circumstances and requirements of the individual shippers. As a result, it is difficult to compare rates charged for movements of the various commodities between specific points.
    Modern diesel-powered towboats such as those which comprise Midland's towboat fleet are capable of moving approximately 22,500 tons in one tow (equivalent to 225 one-hundred-ton-capacity railroad cars) on the Ohio River and the Upper Mississippi River and approximately 60,000 tons (equivalent to 600 one-hundred-ton-capacity railroad cars) on the Lower Mississippi River, where there are no locks, at average rates per ton mile which are generally below those charged by Class 1 railroads.
    Midland is subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976 and the Oil Pollution Act of 1990, which permit the Coast Guard and the Environmental Protection Agency to assess penalties for oil, hazardous substance, and hazardous waste discharges. Compliance with these acts has had no material effect on Midland's capital expenditures, earnings, or competitive position, and no such effect is anticipated.
    Midland and its subsidiaries have approximately 1,500 employees, of whom 28% are represented by labor unions.
    As of December 31, 1993, Midland's floating equipment consisted of 2,461 barges and 91 boats. A substantial portion of this equipment is either mortgaged to secure Midland's equipment financing obligations or chartered under long term leases from third parties.
    Capital expenditures for Midland in 1993 totaled $14.2 million. These expenditures were made principally for renewal and replacement of the barge fleet.

WATER PRODUCTS GROUP

    Eastern's Water Products Group consisted of WaterPro Supplies Corporation and Ionpure Technologies Corporation until December 1, 1993, when Ionpure was sold to United States Filter Corporation ("U.S. Filter"). Ionpure designs, manufactures and services ultrapure water purification systems for commercial and industrial customers worldwide. Since Ionpure was operated for the account of U.S. Filter after October 1, 1993, its subsequent operating results have been excluded from Eastern's consolidated results. Eastern's interest in U.S. Filter is accounted for as a Headquarters investment.
    WATERPRO is a wholesale distributor of components for the repair, improvement and expansion of municipal water supply and wastewater collection systems. Effective late March, 1994 WaterPro is headquartered in Edina, Minnesota. It operates 26 branches serving 23 states and has approximately 320 employees.
    Pipe, fire hydrants, valves, fittings, meters and other components are purchased from a variety of sources, including nationally branded products made by prominent manufacturers. WaterPro regards these sources as adequate for presently planned operations. Components are warehoused by WaterPro and then sold to contractors, as well as cities, towns and private water utilities for new systems, rehabilitation and improvement to existing lines and system expansion. WaterPro's business is affected by housing starts and related construction activity, municipal infrastructure spending levels and seasonal weather conditions.
    Competition in WaterPro's business is intense and is based principally on price, service and product offering.

GENERAL

    Certain information with respect to Eastern's compliance with Federal and state environmental statutes may be found in Item 1(c) under "Boston Gas Company" and "Midland Enterprises Inc." and Note 13 of the Notes to Financial Statements of Eastern appearing on pages 42 and 43 of the annual report to shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.
    Eastern and its wholly owned subsidiaries employed approximately 3,600 employees at December 31, 1993.

ITEM 2.  PROPERTIES

    Information with respect to this item may be found in Item 1(c) under "Boston Gas Company," "Midland Enterprises Inc." and "Water Products Group". Such information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS

    Information with respect to certain legal proceedings may be found in Notes 13 and 14 of the Notes to Financial Statements of Eastern appearing on pages 42 through 43 of the annual report to shareholders for the year ended December 31, 1993 and in Item 1(c) hereof under "Boston Gas Company" and "Midland Enterprises, Inc." Such information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of security holders in the fourth quarter of 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT
GENERAL
    The table below identifies the executive officers of Eastern, who are appointed annually and serve at the pleasure of the company's trustees.

                                                                                        OFFICE HELD
     NAME                                         TITLE                        AGE         SINCE
     ----                                         -----                        ---      -----------
  J. Atwood Ives ............  Chairman and Chief Executive Officer            57          1991
  Richard R. Clayton ........  President and Chief Operating Officer           55          1991
  Walter J. Flaherty ........  Senior Vice President and
                                 Chief Financial Officer                       45          1992
  Richard J. Klau ...........  Senior Vice President - President of
                                 WaterPro Supplies Corporation                 45          1991
  Chester R. Messer .........  Senior Vice President - President of
                                 Boston Gas Company                            52          1988
  Fred C. Raskin ............  Senior Vice President - President of
                                 Midland Enterprises Inc.                      45          1991
  L. William Law, Jr. .......  General Counsel and Secretary                   49          1987

BUSINESS EXPERIENCE

    Prior to joining Eastern in 1991, J. Atwood Ives was Vice Chairman, Chief Financial Officer and a member of the Office of the Chairman of General Cinema Corporation (now Harcourt General, Inc.) and The Neiman Marcus Group, Inc.
    Prior to joining Eastern in 1987 as Executive Vice President and Chief Administrative Officer, Richard R. Clayton was Chairman, President and Chief Executive Officer of Vermont Castings, Inc. He was Executive Vice President and Chief Operating Officer of Eastern from 1990 to 1991.
    Walter J. Flaherty was Vice President-Marketing, Public Relations and Rates of Boston Gas from 1986 to 1988 and Senior Vice President-Administration of Boston Gas from 1988 until joining Eastern in 1991 as its Senior Vice President and Chief Administrative Officer. He has been an employee of Eastern or its subsidiaries since 1971.
    Richard J. Klau was President of Ionpure from 1989 to 1991. Prior to joining Ionpure in 1989, he was Vice President and General Manager of the Process Water Division of Millipore Corporation.
    Chester R. Messer was Senior Vice President-Administration of Boston Gas from 1986 to 1988 and Executive Vice President of Boston Gas in 1988. He was elected a Senior Vice President of Eastern in 1988, when he became President of Boston Gas. He has been an employee of Boston Gas since 1963.
    Fred C. Raskin was Senior Vice President-Administration of Midland from 1987 to 1988 and Executive Vice President of Midland from 1988 to 1991. He was elected a Senior Vice President of Eastern in 1991, when he became President of Midland. He has been an employee of Eastern or its subsidiaries since 1978.
    Prior to joining Eastern in 1987 as General Counsel and Secretary, L. William Law, Jr. was General Counsel and Secretary of Boston Gas. He has been an employee of Eastern or its subsidiaries since 1975.

                                   PART II.
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the New York, Boston and Pacific
Stock Exchanges (ticker symbol EFU). The approximate number of shareholders at December 31, 1993 was 6,600.
    Information with respect to this item may be found in the sections captioned "Cash Dividends Per Share" and "Stock Price Range" appearing on page 50 of the annual report to shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    Information with respect to this item may be found in the section captioned "Summary of Operations" appearing on page 48 of the annual report to shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Information with respect to this item may be found under the captions, "1993 Compared to 1992", "1992 Compared to 1991", "Liquidity and Capital Resources" and "Other Matters" on pages 26 through 30 of the annual report to shareholders for the year ended December 31, 1993. Such information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Information with respect to this item appears on page F-1 of this report. Such information is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                  PART III.
ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information with respect to this item may be found in the section captioned "Information With Respect to Nominees and Trustees" appearing on pages 4 through 6 of the 1994 definitive Proxy Statement. Such information is incorporated herein by reference. See also the item captioned "Executive Officers of the Registrant" at the end of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION

    Information with respect to this item may be found in the section captioned "Compensation of Executive Officers" appearing on pages 8 through 12 of the 1994 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information with respect to this item may be found in the sections captioned "Information With Respect to Certain Shareholders" appearing on pages 2 and 3 and "Stock Ownership of Trustees and Executive Officers" appearing on page 7 of the 1994 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information with respect to this item may be found in the last paragraph in the section captioned "Compensation of Trustees" appearing on page 11 of the 1994 definitive Proxy Statement. Such information is incorporated herein by reference.

                                   PART IV.
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(A) (1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES Information with respect to these items appears on page F-1 of this report. Such information is incorporated herein by reference.

    (3) LIST OF EXHIBITS
   3.1              --Declaration of Trust of Eastern Enterprises, as amended through April 27,
                      1989 (filed as Exhibit 3.1 to Quarterly Report of Eastern Enterprises on Form
                      10-Q for the quarter ended June 30, 1989).*<F1>
   3.2              --By-Laws of Eastern Enterprises, as amended through July 23, 1992 (filed as
                      Exhibit 3.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended
                      June 30, 1992).*<F1>

                      (NOTE: Eastern agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of
                      Eastern or any of its subsidiaries. Such instruments are not filed herewith since no such instrument authorizes securities in an amount greater than 10%
                      of the total assets of Eastern and its subsidiaries on a consolidated basis.)
   4.1              --Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of February 22, 1990, and Exhibits attached thereto (filed as Exhibits to
                      Form 8-K dated March 1, 1990).*<F1>
  10.1              --Gas Transportation Contract between Boston Gas Company and Tennessee Gas
                      Pipeline Company dated as of September 1, 1993 (filed as Exhibit 10.1 to
                      Annual Report of Boston Gas Company on Form 10-K for the year ended December
                      31, 1993 (File no. 2-23416)).*<F1>
  10.2              --Gas Transportation Contracts between Boston Gas Company and Texas Eastern
                      Transmission Corporation dated December 30, 1993 (filed as Exhibits 10.2 and
                      10.3 to Annual Report of Boston Gas Company on Form 10-K for the year ended
                      December 31, 1993 (File no. 2-23416)).*<F1>
  10.3              --Gas Transportation Contracts between Boston Gas Company and Algonquin Gas
                      Transmission Company dated December 30, 1993 (filed as Exhibits 10.4 and 10.5 to Annual Report of Boston Gas Company on Form 10-K for the year ended
                      December 31, 1993 (File no. 2-23416)).*<F1>
  10.4              --Gas Sales Contract between Boston Gas Company and Esso Resources Canada,
                      Limited, dated as of May 1, 1989, as amended, (filed as Exhibits 10.12 and
                      10.12.1 to the Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1989 (File no. 2-23416)).*<F1>
  10.5              --Gas Sales Agreement between Boston Gas Company and Alberta Northeast Gas
                      Limited, dated as of February 7, 1991 (filed as Exhibit 10.16 to the Annual
                      Report of Boston Gas Company on Form 10-K for the year ended December 31,
                      1990 (File no. 2-23416)).*<F1>
  10.6              --Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas
                      Transmission System, L.P., dated as of February 7, 1991 (filed as Exhibit
                      10.17 to the Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1990 (File no. 2-23416)).*<F1>
  10.7              --Eastern's Deferred Compensation Plan for Trustees, as amended .(a)<F2>
  10.8              --Eastern's 1982 Stock Option Plan, as amended (filed as Exhibit 10.2 to
                      Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31,
                      1992).*(a)<F1><F2>
  10.9              --Eastern's Supplemental Executive Retirement Plan, as amended.(a)<F2>
  10.10             --Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended
                      (filed as Exhibit 10.12 to the Annual Report of Eastern on Form 10-K for the
                      year ended December 31, 1990).*(a)<F1><F2>
  10.11             --Eastern's Executive Incentive Compensation Plan, as amended (filed as Exhibit
                      10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March
                      31, 1992).*(a)<F1><F2>
  10.12             --Salary Continuation Agreements between Eastern and certain officers, as amended (filed as Exhibit 10.13 to the Annual Report of Eastern on Form 10-K
                      for the year ended December 31, 1991).*(a)<F1><F2>
  10.13             --Agreement dated November 27, 1991 between Eastern and J. Atwood Ives (filed as Exhibit 10.14 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991).*(a)<F1><F2>
  10.14             --Agreement dated October 25, 1991 between Eastern and Richard R. Clayton
                      (filed as Exhibit 10.15 to the Annual Report of Eastern on Form 10-K for the
                      year ended December 31, 1991).*(a)<F1><F2>
  10.15             --Eastern's Headquarters Retirement Plan, as amended and restated (filed as
                      Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991).*(a)<F1><F2>
  10.16             --Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated
                      (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for the
                      quarter ended September 30, 1991).*(a)<F1><F2>
  10.17             --Boston Gas Company Retirement Plan, as amended and restated (filed as Exhibit
                      10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended
                      September 30, 1991).*(a)<F2><F1>
  10.18             --Trust Agreement made as of October 2, 1987 between Eastern and The Bank of
                      New York, as amended (filed as Exhibit 10.19 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990).*(a)<F1><F2>
  10.19             --Eastern's Retirement Plan for Non-Employee Trustees, as amended (filed as
                      Exhibit 10.22 to Annual Report of Eastern on Form 10-K for the year ended
                      December 31, 1992).*(a)<F1><F2>
  10.20             --Eastern's 1992 Restricted Stock Plan (filed as Exhibit 10.1 to Quarterly
                      Report of Eastern on Form 10-Q for the quarter ended March 31, 1992).*(a)<F1><F2>
  10.21             --Eastern's Restricted Stock Plan for Non-Employee Trustees (filed as Exhibit
                      10.24 to Annual Report of Eastern on Form 10-K for the year ended December
                      31, 1992).*(a)<F1><F2>
  10.22             --Eastern's 1994 Deferred Compensation Plan.(a)<F2>
  13.1              --Portions incorporated herein of annual report to shareholders for the year ended December 31, 1993. With the exception of the information incorporated by reference in Items 1, 3, 5, 6, 7 and 8 of this Form 10-K, the annual report to shareholders for the year ended December 31, 1993 is not deemed filed as a part of this report.
  21.1              --Subsidiaries of the registrant.
    Eastern will furnish a copy of any exhibit not included herewith to any holder of Eastern's common stock upon payment of the cost of reproduction and mailing.

(B) REPORTS ON FORM 8-K
    There were no reports on Form 8-K filed in the fourth quarter of 1993.
<F1>
- -------------
<F1> *Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.
<F2> (a) Indicates a Management Contract or Compensatory Plan or Arrangement.


                                  SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EASTERN ENTERPRISES
                               Registrant

                           By  JAMES J. HARPER
                             -------------------------------------
                               JAMES J. HARPER
                               Vice President and Controller
                               (Chief Accounting Officer)

Date: March 14, 1994.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 1994.
                     SIGNATURE                                             TITLE
                     ---------                                             -----

    J. ATWOOD IVES                                    Chairman and Chief Executive Officer
- ----------------------------------------------------    and Trustee
    J. ATWOOD IVES

    RICHARD R. CLAYTON                                President and Chief Operating Officer
- ----------------------------------------------------    and Trustee
    RICHARD R. CLAYTON

    WALTER J. FLAHERTY                                Senior Vice President and
- ----------------------------------------------------    Chief Financial Officer
    WALTER J. FLAHERTY

    NELSON J. DARLING, JR.                            Trustee
- ----------------------------------------------------
    NELSON J. DARLING, JR.

    SAMUEL FRANKENHEIM                                Trustee
- ----------------------------------------------------
    SAMUEL FRANKENHEIM

    DEAN W. FREED                                     Trustee
- ----------------------------------------------------
    DEAN W. FREED

    ROBERT P. HENDERSON                               Trustee
- ----------------------------------------------------
    ROBERT P. HENDERSON

    LEONARD R. JASKOL                                 Trustee
- ----------------------------------------------------
    LEONARD R. JASKOL

    THOMAS W. JONES                                   Trustee
- ----------------------------------------------------
    THOMAS W. JONES

    HAROLD T. MILLER                                  Trustee
- ----------------------------------------------------
    HAROLD T. MILLER

    WILLIAM J. PRUYN                                  Trustee
- ----------------------------------------------------
    WILLIAM J. PRUYN

    WILLIAM G. SALATICH                               Trustee
- ----------------------------------------------------
    WILLIAM G. SALATICH

    RINA K. SPENCE                                    Trustee
- ----------------------------------------------------
    RINA K. SPENCE

    LAWRENCE E. THOMPSON                              Trustee
- ----------------------------------------------------
    LAWRENCE E. THOMPSON

(Page F-1)

                     EASTERN ENTERPRISES AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              DECEMBER 31, 1993
      (SUBMITTED IN ANSWER TO ITEMS 8 AND 14(A)(1) AND (2) OF FORM 10-K,
                     SECURITIES AND EXCHANGE COMMISSION)

                             FINANCIAL STATEMENTS
                                                                                                  PAGE
                                                                                                  ----
EASTERN ENTERPRISES AND SUBSIDIARIES:
      Report of independent public accountants ............................................        47*<F1>
      Report of independent public accountants on schedules ...............................       F-2
      Consent of independent public accountants ...........................................       F-2
    Consolidated:
        Statements of operations for each of the three years ended December 31, 1993 ......        31*<F1>
        Balance sheets as of December 31, 1993 and 1992 ...................................        32*<F1>
        Statements of cash flows for each of the three years ended December 31, 1993 ......        34*<F1>
        Statements of shareholders' equity for each of the three years ended
          December 31, 1993 ...............................................................        35*<F1>
        Notes to financial statements .....................................................        36*<F1>
        Unaudited interim financial information for the two years ended December 31, 1993 .        46*<F1>

                      SCHEDULES (PAGES F-3 THROUGH F-13)
           V  Property and equipment
          VI  Accumulated depreciation and amortization of property and equipment
        VIII  Valuation and qualifying accounts and reserves
          IX  Short-term borrowings
           X  Supplementary earnings statement information
    Schedules not listed above are omitted as not applicable or not required under the rules of Regulation S-X.

- ---------
<F1>*Incorporated herein by reference to Eastern's annual report to shareholders for the year ended Decem- ber 31, 1993, incorporated portions of which are attached to this Form 10-K as Exhibit 13.1. Page references are to such annual report.

(Page F-2)

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES
TO EASTERN ENTERPRISES:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Eastern Enterprises Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated February 4, 1994. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page F-1 are the responsibility of Eastern's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                  ARTHUR ANDERSEN & CO.
Boston, Massachusetts
February 4, 1994




                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated February 4, 1994, included in, and incorporated by reference into, Eastern Enterprises Annual Report on this Form 10-K for the year ended December 31, 1993, into Eastern's previously filed Post-Effective Amendment No. 1 to Form S-16 Registration Statement No. 2-71614 on Form S-3 and Form S-8 Registration Statements No. 2-77146, No. 33-19990, No. 33-40862 and No. 33-56424.
                                  ARTHUR ANDERSEN & CO.
Boston, Massachusetts
March 14, 1994

(Page F-3)

                                                                    SCHEDULE V
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                            PROPERTY AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (THOUSANDS)

                                      BALANCE                          SALES                           BALANCE
                                    DECEMBER 31,      ADDITIONS         AND                          DECEMBER 31,
         CLASSIFICATION                 1992           AT COST      RETIREMENTS       OTHER(1)<F1>       1993
         --------------             ------------      ---------     -----------       --------       ------------

Gas utility --
  Land and rights-of-way .......       $    4,223        $  (161)       $    --         $    --         $    4,062
  Structures ...................           29,284          2,462            (516)            --             31,230
  Street mains .................          253,110         13,104            (565)            --            265,649
  Transportation equipment .....            4,761            126            (152)            --              4,735
  Other equipment ..............          293,834         21,499         (10,952)            --            304,381
  Improvements and replacements
   in progress ................              186          7,945              --              --              8,131
  Miscellaneous property .......           38,513          2,082          (1,072)            --             39,523
                                        ---------         ------         --------        --------        ---------
                                       $  623,911        $47,057        $(13,257)       $    --         $  657,711
                                        ---------         ------         --------        --------        ---------
Marine fleet and facilities --
  Land .........................       $    5,188        $   --         $    (52)       $     23        $    5,159
  Towboats and barges ..........          556,753         13,861         (22,687)          5,278)          542,649
  Terminals and other facilities           59,698            330          (2,005)           (684)           57,339
                                        ---------         ------         --------        --------        ---------
                                       $  621,639        $14,191        $(24,744)       $ (5,939)       $  605,147
                                        ---------         ------         --------        --------        ---------
Water products distribution and
  manufacturing --
  Land .........................       $      140        $   172        $    --         $    --         $      312
  Buildings, machinery and
    equipment ..................           20,643            891             (24)        (16,283)            5,227
  Furniture and fixtures .......            2,231            130              (4)         (1,646)              711
  Autos and trucks .............            1,530            118            (114)           (595)              939
  Improvements and replacements
  in progress ..................              460          1,630             --           (2,090)              --
                                        ---------         ------         --------        --------        ---------
                                       $   25,004        $ 2,941        $   (142)       $(20,614)       $    7,189
                                        ---------         ------         --------        --------        ---------
Headquarters --
  Land and land improvements ...       $    2,000        $   --         $    --         $    --         $    2,000
  Buildings, machinery and
    equipment ..................            2,176             48              (6)             19             2,237
  Furniture and fixtures .......              663             31             (23)             (4)              667
  Autos and trucks .............              180            123             (93)            --                210
                                        ---------         ------         --------        --------        ---------
                                       $    5,019        $   202        $   (122)       $     15        $    5,114
                                        ---------         ------         --------        --------        ---------
      Total consolidated .......       $1,275,573        $64,391        $(38,265)       $(26,538)       $1,275,161
                                        ---------         ------         --------        --------        ---------
                                        ---------         ------         --------        --------        ---------

- ---------
<F1>(1)Water products decreases reflect sale of Ionpure.

(Page F-4)

                                                                    SCHEDULE V
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                            PROPERTY AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (THOUSANDS)

                                       BALANCE                           SALES                          BALANCE
                                     DECEMBER 31,      ADDITIONS          AND                         DECEMBER 31,
         CLASSIFICATION                  1991           AT COST       RETIREMENTS        OTHER            1992
         --------------              ------------      ---------      -----------        -----        ------------

Gas utility --
  Land and rights-of-way ........       $    3,920        $   303       $     --        $    --         $    4,223
  Structures ....................           23,412          6,065            (193)           --             29,284
  Street mains ..................          228,599         25,619          (1,108)           --            253,110
  Transportation equipment ......            6,126             48          (1,413)           --              4,761
  Other equipment ...............          271,081         27,639          (4,886)           --            293,834
  Improvements and replacements
    in progress .................           35,839        (35,653)            --             --                186
  Miscellaneous property ........           11,398         27,115             --             --             38,513
                                         ---------         ------         -------         ------         ---------
                                        $  580,375        $51,136       $  (7,600)      $    --         $  623,911
                                         ---------         ------         -------         ------         ---------
Marine fleet and facilities --
  Land ..........................       $    5,188        $   --        $     --        $    --         $    5,188
  Towboats and barges ...........          538,271         27,634          (2,799)        (6,353)          556,753
  Terminals and other facilities            59,350          1,693            (403)          (942)           59,698
                                         ---------         ------         -------         ------         ---------
                                        $  602,809        $29,327       $  (3,202)      $ (7,295)       $  621,639
                                         ---------         ------         -------         ------         ---------
Water products distribution and
  manufacturing --
  Land ..........................       $      140        $   --        $     --        $    --         $      140
  Buildings, machinery and
    equipment ...................           14,366            167             (23)         6,133            20,643
  Furniture and fixtures ........            1,858            107              (2)           268             2,231
  Autos and trucks ..............            1,522            161             (66)           (87)            1,530
  Improvements and replacements
    in progress .................            4,695          1,918             --          (6,153)              460
                                         ---------         ------         -------         ------         ---------
                                        $   22,581        $ 2,353       $     (91)       $   161        $   25,004
                                         ---------         ------         -------         ------         ---------
Headquarters --
  Land and land improvements ....       $    2,000        $   --        $     --         $   --         $    2,000
  Buildings, machinery and
    equipment ...................            2,149             75             (48)           --              2,176
  Furniture and fixtures ........              665            --               (2)           --                663
  Autos and trucks ..............              231            --              (51)           --                180
                                         ---------         ------         -------         ------         ---------
                                        $    5,045        $    75       $    (101)       $   --         $    5,019
                                         ---------         ------         -------         ------         ---------
      Total consolidated ........       $1,210,810        $82,891       $ (10,994)       $(7,134)       $1,275,573
                                         ---------         ------         -------         ------         ---------
                                         ---------         ------         -------         ------         ---------

(Page F-5)

                                                                    SCHEDULE V
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                            PROPERTY AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1991
                                 (THOUSANDS)

                                      BALANCE                           SALES                          BALANCE
                                    DECEMBER 31,      ADDITIONS          AND                         DECEMBER 31,
         CLASSIFICATION                 1990           AT COST        RETIREMENTS        OTHER           1991
         --------------             ------------      ---------       -----------        -----       ------------

Gas utility --
  Land and rights-of-way .......     $    3,920        $    --         $    --         $   --         $    3,920
  Structures ...................         21,828           1,624             (40)           --             23,412
  Street mains .................        210,690          18,890            (981)           --            228,599
  Transportation equipment .....          8,285             155          (2,314)           --              6,126
  Other equipment ..............        251,345          26,435          (6,699)           --            271,081
  Improvements and replacements
    in progress ................         25,993           9,846             --             --             35,839
  Miscellaneous property .......         10,977             450             (29)           --             11,398
                                     ----------        --------        --------        -------        ----------
                                     $  533,038        $ 57,400        $(10,063)       $   --         $  580,375
                                     ----------        --------        --------        -------        ----------
Marine fleet and facilities --
  Land .........................     $    5,225        $    --         $    (37)       $   --         $    5,188
  Towboats and barges ..........        498,892          47,184          (3,804)        (4,001)          538,271
  Terminals and other facilities         58,211           1,347            (208)           --             59,350
                                     ----------        --------        --------        -------        ----------
                                     $  562,328        $ 48,531        $ (4,049)       $(4,001)       $  602,809
                                     ----------        --------        --------        -------        ----------
Water products distribution and
  manufacturing --
  Land .........................     $      140        $    --         $    --         $   --         $      140
  Buildings, machinery and
    equipment ..................          6,669           1,735              13          5,949            14,366
  Furniture and fixtures .......            903              59             (33)           929             1,858
  Autos and trucks .............            926             142             (76)           530             1,522
  Improvements and replacements
    in progress ................          7,133           4,015             --          (6,453)            4,695
                                     ----------        --------        --------        -------        ----------
                                     $   15,771        $  5,951        $    (96)       $   955        $   22,581
                                     ----------        --------        --------        -------        ----------
Headquarters --
  Land and land improvements ...     $    2,400        $    --         $    --         $  (400)       $    2,000
  Buildings, machinery and
    equipment ..................          2,053              96             --             --              2,149
  Furniture and fixtures .......            616              49             --             --                665
  Autos and trucks .............            256              58             (83)           --                231
                                     ----------        --------        --------        -------        ----------
                                     $    5,325        $    203        $    (83)       $  (400)       $    5,045
                                     ----------        --------        --------        -------        ----------
      Total consolidated .......     $1,116,462        $112,085        $(14,291)       $(3,446)       $1,210,810
                                     ----------        --------        --------        -------        ----------
                                     ----------        --------        --------        -------        ----------

(Page F-6)

                                                                   SCHEDULE VI
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                         ACCUMULATED DEPRECIATION AND
                    AMORTIZATION OF PROPERTY AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (THOUSANDS)

                                                       ADDITIONS
                                                ------------------------
                                                  CHARGED
                                    BALANCE      TO COSTS      CHARGED                                     BALANCE
                                 DECEMBER 31,       AND       TO OTHER       SALES AND                   DECEMBER 31,
        CLASSIFICATION               1992        EXPENSES     ACCOUNTS      RETIREMENTS     OTHER\1/<F1>     1993
        --------------           ------------    --------     --------      -----------     --------     ------------

Gas utility ...................    $182,550      $27,566      $1,921          $(12,426)      $ (4,327)       $195,284
                                    -------       ------       -----          --------       --------         -------

Marine fleet and facilities --
  Towboats and barges .........    $248,087      $22,850      $  693          $(21,533)      $    --         $250,097
  Terminals and other
    facilities.................      36,407        2,439          96              (538)           --           38,404
                                    -------       ------       -----          --------       --------         -------
                                   $284,494      $25,289      $  789          $(22,071)      $    --         $288,501
                                    -------       ------       -----          --------       --------         -------

Water products distribution and
 manufacturing --
  Buildings, machinery and
   equipment ..................    $  5,363      $ 2,444      $  --           $    (18)      $ (5,395)       $  2,394
  Furniture and fixtures ......         822          389         --                 (2)          (801)            408
  Autos and trucks ............         762          275         --                (80)          (390)            567
                                    -------       ------       -----          --------       --------         -------
                                   $  6,947      $ 3,108      $  --           $   (100)      $ (6,586)       $  3,369
                                    -------       ------       -----          --------       --------         -------

Headquarters --
  Buildings, machinery and
   equipment ..................    $  1,195      $   232      $  --           $    --        $    --         $  1,427
  Furniture and fixtures ......         476           61         (12)              --             --              525
  Autos and trucks ............         132           50         --                (92)           --               90
                                    -------       ------       -----          --------       --------         -------
                                   $  1,803      $   343      $  (12)         $    (92)      $    --         $  2,042
                                    -------       ------       -----          --------       --------         -------
      Total consolidated ......    $475,794      $56,306      $2,698          $(34,689)      $(10,913)       $489,196
                                    -------       ------       -----          --------       --------         -------
                                    -------       ------       -----          --------       --------         -------

- ------------
<F1>\1/ Water products decreases reflect sale of Ionpure.

(Page F-7)

                                                                   SCHEDULE VI
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                         ACCUMULATED DEPRECIATION AND
                    AMORTIZATION OF PROPERTY AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (THOUSANDS)

                                                         ADDITIONS
                                               -----------------------------
                                                   CHARGED
                                   BALANCE        TO COSTS       CHARGED                                        BALANCE
                                 DECEMBER 31,        AND         TO OTHER      SALES AND                      DECEMBER 31,
 CLASSIFICATION                      1991         EXPENSES       ACCOUNTS     RETIREMENTS        OTHER            1992
 --------------                  ------------     --------       --------     -----------        -----        ------------

Gas utility ...............        $173,927        $22,493        $2,018       $  (7,600)      $  (8,288)       $182,550
                                   --------        -------        ------       ---------       ---------        --------

Marine fleet and facilities --
  Towboats and barges .....        $234,411        $22,143        $  645       $  (2,759)       $ (6,353)       $248,087
  Terminals and other
    facilities ............          34,250          2,464           104            (411)             --          36,407
                                   --------        -------        ------       ---------        --------        --------
                                   $268,661        $24,607        $  749       $  (3,170)       $ (6,353)       $284,494
                                   --------        -------        ------       ---------        --------        --------

Water products distribution
  and manufacturing --
  Buildings, machinery and
    equipment .............        $  2,791        $ 2,569        $    9       $      (6)       $    --         $  5,363
  Furniture and fixtures ..             433            380             9             --              --              822
  Autos and trucks ........             522            287           (15)            (32)            --              762
                                   --------        -------        ------       ---------        --------        --------
                                   $  3,746        $ 3,236        $    3       $     (38)       $    --         $  6,947
                                   --------        -------        ------       ---------        --------        --------
Headquarters --
  Buildings, machinery and
    equipment .............        $    950        $   284        $  --        $     (39)       $    --         $  1,195
  Furniture and fixtures ..             366            111           --               (1)            --              476
  Autos and trucks ........             116             50             8             (42)            --              132
                                   --------        -------        ------       ---------        --------        --------
                                   $  1,432        $   445        $    8       $     (82)       $    --         $  1,803
                                   --------        -------        ------       ---------        --------        --------
    Total consolidated ....        $447,766        $50,781        $2,778       $ (10,890)       $(14,641)       $475,794
                                   --------        -------        ------       ---------        --------        --------
                                   --------        -------        ------       ---------        --------        --------

(Page F-8)

                                                                   SCHEDULE VI
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                         ACCUMULATED DEPRECIATION AND
                    AMORTIZATION OF PROPERTY AND EQUIPMENT
                     FOR THE YEAR ENDED DECEMBER 31, 1991
                                 (THOUSANDS)

                                                            ADDITIONS
                                                     -----------------------
                                                       CHARGED
                                         BALANCE      TO COSTS     CHARGED                                    BALANCE
                                      DECEMBER 31,       AND       TO OTHER     SALES AND                  DECEMBER 31,
         CLASSIFICATION                   1990        EXPENSES     ACCOUNTS    RETIREMENTS      OTHER          1991
         --------------               ------------    --------     --------    -----------      -----      ------------

Gas utility .....................       $167,012      $18,685      $1,866      $(10,063)      $(3,573)       $173,927
                                         -------       ------       -----       -------        ------         -------

Marine fleet and facilities --
  Towboats and barges ...........       $221,025      $19,868      $  665      $ (3,146)      $(4,001)       $234,411
  Terminals and other facilities          31,946        2,372         113          (181)          --           34,250
                                         -------       ------       -----       -------        ------         -------
                                        $252,971      $22,240      $  778      $ (3,327)      $(4,001)       $268,661
                                         -------       ------       -----       -------        ------         -------

Water products distribution and
 manufacturing --
  Buildings, machinery and
   equipment ....................       $  1,155      $ 1,795      $  --       $   (163)      $     4        $  2,791
  Furniture and fixtures ........            115          327         --             (5)           (4)            433
  Autos and trucks ..............            201          338         --            (17)          --              522
                                         -------       ------       -----       -------        ------         -------
                                        $  1,471      $ 2,460      $  --       $   (185)      $   --         $  3,746
                                         -------       ------       -----       -------        ------         -------

Headquarters --
  Buildings, machinery and
    equipment ...................       $    678      $   272      $  --        $   --        $   --         $    950
  Furniture and fixtures ........            260          106         --            --            --              366
  Autos and trucks ..............            162           43           5           (94)          --              116
                                         -------       ------       -----       -------        ------         -------

                                        $  1,100      $   421      $    5      $    (94)      $   --         $  1,432
                                         -------       ------       -----       -------        ------         -------
      Total consolidated ........       $422,554      $43,806      $2,649      $(13,669)      $(7,574)       $447,766
                                         -------       ------       -----       -------        ------         -------
                                         -------       ------       -----       -------        ------         -------

(Page F-9)

                                                                 SCHEDULE VIII
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (THOUSANDS)

                                                                   ADDITIONS              DEDUCTIONS
                                                          ---------------------------    ------------
                                                                                           CHARGES
                                                            CHARGED                       FOR WHICH
                                            BALANCE         TO COSTS        CHARGED        RESERVES        BALANCE
                                          DECEMBER 31,        AND          TO OTHER          WERE        DECEMBER 31,
            DESCRIPTION                       1992          EXPENSES       ACCOUNTS        CREATED           1993
            -----------                   ------------      --------       --------        -------       ------------

Reserves deducted from assets --
    Reserves for doubtful accounts .       $ 12,630        $ 13,893        $  (402)       $(11,655)       $ 14,466
                                           --------        --------        -------        --------        --------
                                           --------        --------        -------        --------        --------
    Reserves for inventory .........       $  3,214        $  1,169        $(2,843)       $   (897)       $    643
                                           --------        --------        -------        --------        --------
                                           --------        --------        -------        --------        --------
    Reserves for loss on investments       $     19        $    --         $   --         $    --         $     19
                                           --------        --------        -------        --------        --------
                                           --------        --------        -------        --------        --------
Reserves included in liabilities --
    Reserve for post-retirement
      health care ..................       $103,760        $  1,364        $ 5,233        $ (5,627)       $104,730
    Reserve for coal miners retiree
      health care ..................            --           70,000            --              --           70,000
    Reserves for employee benefits .         12,425           8,969         (1,978)         (8,755)         10,661
    Reserves for environmental
      expenses .....................          6,746           5,639           (159)         (1,360)         10,866
    Reserves for insurance claims ..          9,202           6,369          1,098          (7,502)          9,167
    Other ..........................         25,367           8,027         (6,887)         (5,253)         21,254
                                           --------        --------        -------        --------        --------
        Total liability reserves ...       $157,500        $100,368        $(2,693)       $(28,497)       $226,678
                                           --------        --------        -------        --------        --------
                                           --------        --------        -------        --------        --------

(Page F-10)

                                                                 SCHEDULE VIII
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THE YEAR ENDED DECEMBER 31, 1992
                                 (THOUSANDS)

                                                                     ADDITIONS                DEDUCTIONS
                                                          --------------------------------  ---------------
                                                                                                CHARGES
                                                              CHARGED                          FOR WHICH
                                              BALANCE         TO COSTS          CHARGED         RESERVES         BALANCE
                                            DECEMBER 31,          AND           TO OTHER           WERE         DECEMBER 31,
       DESCRIPTION                             1991           EXPENSES         ACCOUNTS         CREATED           1992
       -----------                          ------------       --------         --------         -------        ------------

Reserves deducted from assets --
    Reserves for doubtful accounts ...       $ 11,274          $12,739          $   150         $(11,533)        $ 12,630
                                             --------          -------          -------         --------          -------
                                             --------          -------          -------         --------          -------
    Reserves for inventory ...........       $  2,712          $   554          $    --         $    (52)        $  3,214
                                             --------          -------          -------         --------          -------
                                             --------          -------          -------         --------          -------
    Reserve for loss on investments ..       $     19          $   --           $   --          $    --          $     19
                                             --------          -------          -------         --------          -------
                                             --------          -------          -------         --------          -------
Reserves included in liabilities --
    Reserves for post-retirement
      health care ....................       $103,502          $10,258          $   432         $(10,432)        $103,760
    Reserves for employee benefits ...         11,608            9,723             (144)          (8,762)          12,425
    Reserves for environmental
      expenses .......................          7,367            2,500              282           (3,403)           6,746
    Reserves for insurance claims ....         10,235            7,032              232           (8,297)           9,202
    Other ............................         14,778            4,783           15,844\1/<F1>   (10,038)          25,367
                                             --------          -------          -------         --------          -------
        Total liability reserves .....       $147,490          $34,296          $16,646         $(40,932)        $157,500
                                             --------          -------          -------         --------          -------
                                             --------          -------          -------         --------          -------

- ---------
<F1>\1/SFAS 109 gross up for deferred taxes on regulatory liabilities of Boston
Gas Company.

(Page F-11)

                                                                 SCHEDULE VIII
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     FOR THE YEAR ENDED DECEMBER 31, 1991
                                 (THOUSANDS)

                                                                                              DEDUCTIONS
                                                                    ADDITIONS               --------------
                                                           ------------------------------       CHARGES
                                                             CHARGED                          FOR WHICH
                                             BALANCE         TO COSTS        CHARGED           RESERVES        BALANCE
                                           DECEMBER 31,        AND           TO OTHER            WERE        DECEMBER 31,
       DESCRIPTION                             1990          EXPENSES        ACCOUNTS          CREATED          1991
       -----------                         ------------      --------        --------          -------       ------------

Reserves deducted from assets --
    Reserves for doubtful accounts .....     $ 7,155         $14,152        $    880          $(10,913)       $ 11,274
                                             -------         -------        --------          --------         -------
                                             -------         -------        --------          --------         -------
    Reserves for inventory                   $ 1,027         $ 1,600        $    293          $   (208)       $  2,712
                                             -------         -------        --------          --------         -------
                                             -------         -------        --------          --------         -------
    Reserve for loss on investments ....     $    19         $   --         $    --           $    --         $     19
                                             -------         -------        --------          --------         -------
                                             -------         -------        --------          --------         -------
Reserves included in liabilities --
    Reserves for post-retirement
      health care ......................     $ 1,515         $13,266        $ 94,250\1/<F1>   $ (5,529)       $103,502
    Reserves for employee benefits .....      24,662           9,120         (11,286)\2/<F2>   (10,888)         11,608
    Reserves for environmental expenses.       4,601           5,410             140            (2,784)          7,367
    Reserves for insurance claims ......      11,141           6,149           1,339            (8,394)         10,235
    Other ..............................      15,610           7,493           4,382           (12,707)         14,778
                                             -------         -------        --------          --------         -------
        Total liability reserves .......     $57,529         $41,438        $ 88,825          $(40,302)       $147,490
                                             -------         -------        --------          --------         -------
                                             -------         -------        --------          --------         -------

- ---------
<F1>\1/Health care costs deferred by Boston Gas Company.
<F2>\2/Decrease in pension minimum funding liability.

(Page F-12)

                                                                   SCHEDULE IX
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                            SHORT-TERM BORROWINGS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (THOUSANDS)

                                                                                   MAXIMUM        AVERAGE         WEIGHTED
                                                  BALANCE         WEIGHTED         AMOUNT          AMOUNT         AVERAGE
                                                   AT END         AVERAGE       OUTSTANDING     OUTSTANDING    INTEREST RATE
                                                     OF           INTEREST       DURING THE     DURING THE      DURING THE
YEAR                       DESCRIPTION             PERIOD           RATE           PERIOD       PERIOD(1)<F1>    PERIOD(2)<F2>
- ----                       -----------             ------         --------      -----------     ---------       -------------

1993 ....... Notes payable ...................    $106,300          3.5%          $110,869        $56,746           3.7%
                                                  --------          ----          --------        -------           ----
                                                  --------          ----          --------        -------           ----
1992 ....... Notes payable ...................    $ 54,944          4.3%          $ 73,612        $35,785           5.0%
                                                  --------          ----          --------        -------           ----
                                                  --------          ----          --------        -------           ----
1991 ....... Notes payable ...................    $ 56,418          5.7%          $ 56,418        $27,825           7.3%
                                                  --------          ----          --------        -------           ----

- ---------
<F1>(1) Average daily balances.
<F2>(2) Actual interest incurred divided by average principal amount outstanding during the period.

(Page F-13)

                                                                    SCHEDULE X
                     EASTERN ENTERPRISES AND SUBSIDIARIES

                 SUPPLEMENTARY EARNINGS STATEMENT INFORMATION
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                 (THOUSANDS)

                                                              1993            1992            1991
                                                              ----            ----            ----

Maintenance and repairs .............................       $49,903         $44,917         $43,536
Taxes, other than payroll and
  income taxes:
    Real estate and personal property ...............       $11,016         $ 7,001         $ 6,151
    Other ...........................................       $ 8,425         $ 6,969         $ 6,695

                                EXHIBIT INDEX
    See Item 14(a)(3), "List of Exhibits," for statement of the location of exhibits incorporated by reference.
  EXHIBIT
  -------
   3.1              --Declaration of Trust of Eastern Enterprises, as amended through April 27,
                      1989 (incorporated by reference).
   3.2              --By-Laws of Eastern Enterprises, as amended through July 23, 1992
                      (incorporated by reference).
   4.1              --Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of February 22, 1990, and Exhibits attached thereto (incorporated by reference).
  10.1              --Gas Transportation Contract between Boston Gas Company and Tennessee Gas
                      Pipeline Company dated as of September 1, 1993 (incorporated by reference).
  10.2              --Gas Transportation Contracts between Boston Gas Company and Texas Eastern
                      Transmission Corporation dated December 30, 1993 (incorporated by reference).
  10.3              --Gas Transportation Contracts between Boston Gas Company and Algonquin Gas
                      Transmission Company dated December 30, 1993 (incorporated by reference).
  10.4              --Gas Sales Contract between Boston Gas Company and Esso Resources Canada,
                      Limited, dated as of May 1, 1989, as amended (incorporated by reference).
  10.5              --Gas Sales Agreement between Boston Gas Company and Alberta Northeast Gas
                      Limited, dated as of February 7, 1991 (incorporated by reference).
  10.6              --Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas
                      Transmission System, L.P., dated as of February 7, 1991 (incorporated by reference).
  10.7              --Eastern's Deferred Compensation Plan for Trustees, as amended.
  10.8              --Eastern's 1982 Stock Option Plan, as amended (incorporated by reference).
  10.9              --Eastern's Supplemental Executive Retirement Plan, as amended.
  10.10             --Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended
                      (incorporated by reference).
  10.11             --Eastern's Executive Incentive Compensation Plan, as amended (incorporated by reference).
  10.12             --Salary Continuation Agreements between Eastern and certain officers, as amended (incorporated by reference).
  10.13             --Agreement dated November 27, 1991 between Eastern and J. Atwood Ives
                      (incorporated by reference).
  10.14             --Agreement dated October 25, 1991 between Eastern and Richard R. Clayton
                      (incorporated by reference).
  10.15             --Eastern's Headquarters Retirement Plan, as amended and restated (incorporated by reference).
  10.16             --Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated
                      (incorporated by reference).
  10.17             --Boston Gas Company Retirement Plan, as amended and restated (incorporated by reference).
  10.18             --Trust Agreement made as of October 2, 1987 between Eastern and The Bank of
                      New York, as amended (incorporated by reference).
  10.19             --Eastern's Retirement Plan for Non-Employee Trustees, as amended (incorporated by reference).
  10.20             --Eastern's 1992 Restricted Stock Plan (incorporated by reference).
  10.21             --Eastern's Restricted Stock Plan for Non-Employee Trustees (incorporated by reference).
  10.22             --Eastern's 1994 Deferred Compensation Plan.
  13.1              --Portions incorporated herein of annual report to shareholders for the year ended December 31, 1993.
  21.1              --Subsidiaries of the registrant.