Form 10-Q
period 1994-03-31
EASTERN ENTERPRISES
filed 1994-05-02
CIK 311259

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549


        [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended             March 31, 1994
                                      -----------------------------------------

                                       OR

        [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from___________________ to __________________

        Commission File Number 1-2297


                              EASTERN ENTERPRISES
           ---------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    MASSACHUSETTS                               04-1270730
         ----------------------------------               ---------------------
         (State or other jurisdiction of                   (I.R.S. Employer
           incorporation or organization)                 Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
              ---------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
            -------------------------------------------------------
              (Registrant's telephone number, including area code)


            -------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  X   No
            -----   -----

         The number of shares of Common Stock outstanding of Eastern Enterprises as of April 29, 1994 was 20,967,526.

                                                                       Form 10-Q
                                                                       Page   2.



PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Earnings
- - ----------------------------------
                                              Three months ended March 31,
(In thousands, except per share amounts)          1994           1993
- - -------------------------------------------------------------------------
REVENUES                                        $410,759         $368,368

OPERATING COSTS AND EXPENSES:
  Operating costs                                300,814          269,117
  Selling, general & administrative expenses      33,185           34,623
  Depreciation & amortization                     19,966           18,011
                                                --------         --------
                                                 353,965          321,751
                                                --------         --------
OPERATING EARNINGS                                56,794           46,617
OTHER INCOME (EXPENSE):
  Interest income                                    425              854
  Interest expense                                (9,416)          (9,063)
  Other, net                                        (188)            (218)
                                                --------         --------
EARNINGS BEFORE INCOME TAXES                      47,615           38,190
Provision for income taxes                        18,927           15,165

NET EARNINGS                                    $ 28,688         $ 23,025
                                                ========         ========

EARNINGS PER SHARE                              $   1.37         $   1.02
                                                ========         ========

DIVIDENDS PER SHARE                             $    .35         $    .35
                                                ========         ========





The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                       Page   3.



Eastern Enterprises and Subsidiaries
- - ------------------------------------

Consolidated Balance Sheet
- - --------------------------
                                  March 31,     Dec. 31,    March 31,
(In thousands)                        1994          1993        1993
- - -------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
  Cash and short-term investments  $   58,101  $   52,240  $  118,845
  Receivables, less allowances        214,824     145,523     188,853
  Inventories                          59,428      87,568      68,931
  Deferred gas costs                   24,421      65,802      10,392
  Other current assets                  5,737      11,995       5,523
                                   ----------  ----------  ----------
     Total current assets             362,511     363,128     392,544

INVESTMENTS:
  Equity in U.S. Filter                44,193      44,292           -
  Other investments                     6,041       8,279       9,198
                                   ----------  ----------  ----------
     Total investments                 50,234      52,571       9,198

PROPERTY AND EQUIPMENT, AT COST     1,279,838   1,275,161   1,285,103
  Less--Accumulated depreciation      506,177     489,196     492,335
                                   ----------  ----------  ----------
     Net property and equipment       773,661     785,965     792,768

OTHER ASSETS:
  Deferred post-retirement health
    care costs                        100,461     101,182     100,002
  Goodwill, less amortization          13,137      13,231      90,266
  Deferred charges and other costs     65,183      63,600      40,558
                                   ----------  ----------  ----------
     Total other assets               178,781     178,013     230,826
                                   ----------  ----------  ----------


     TOTAL ASSETS                  $1,365,187  $1,379,677  $1,425,336
                                   ==========  ==========  ==========


The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                       Page   4.



Eastern Enterprises and Subsidiaries
- - ------------------------------------

Consolidated Balance Sheet
- - --------------------------
                                       March 31,   Dec. 31,   March 31,
(In thousands)                             1994        1993        1993
- - ------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current debt                       $   68,645  $  114,335  $   61,388
  Accounts payable                       67,221      76,161      66,933
  Accrued expenses                       42,605      31,280      30,223
  Other current liabilities              66,928      63,703      48,777
                                     ----------  ----------  ----------
     Total current liabilities          245,399     285,479     207,321

GAS INVENTORY FINANCING                  32,079      59,297      33,789

LONG-TERM DEBT                          362,846     328,939     355,037

RESERVES AND OTHER LIABILITIES:
  Deferred income taxes                  91,606      90,793     107,583
  Post-retirement health care           104,139     104,730     104,750
  Coal miners retiree health care        61,941      63,060           -
  Preferred stock of subsidiary          29,205      29,197      29,343
  Other reserves                         51,708      54,444      53,961
                                     ----------  ----------  ----------
     Total reserves and other
       liabilities                      338,599     342,224     295,637

SHAREHOLDERS' EQUITY:
  Common stock, $1.00 par value
   Authorized shares -- 50,000,000
   Issued shares -- 21,651,925 at
   March 31, 1994; 21,644,378 at
   December 31, 1993 and 23,640,582
   at March 31, 1993                     21,652      21,644      23,641
  Capital in excess of par value         62,006      61,778     112,266
  Retained earnings                     320,644     299,131     423,797
  Treasury stock at cost - 684,399
   shares at March 31, 1994; 714,786
   shares at December 31, 1993 and
   999,326 shares at March 31, 1993     (18,038)    (18,815)    (26,152)
                                     ----------  ----------  ----------
     Total shareholders' equity         386,264     363,738     533,552
                                     ----------  ----------  ----------
     TOTAL LIABILITIES AND
       SHAREHOLDERS' EQUITY          $1,365,187  $1,379,677  $1,425,336
                                     ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                       Page   5.

Eastern Enterprises and Subsidiaries
- - ------------------------------------

Consolidated Statement of Cash Flows
- - ------------------------------------
                                                    Three months ended March 31,
(In thousands)                                                  1994        1993
- - --------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                              $ 28,688    $ 23,025
  Adjustments to reconcile net earnings to net
       cash provided by operating activities:
     Depreciation and amortization                            19,966      18,011
     Income taxes and tax credits                             13,904      13,724
     Other changes in assets and liabilities:
       Receivables                                           (69,301)    (50,895)
       Inventories                                            28,140      24,147
       Deferred gas costs                                     41,381      30,476
       Accounts payable                                       (8,940)    (11,956)
       Other                                                   2,844       4,927
                                                            --------    --------
          Net cash provided by operating activities           56,682      51,459

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital expenditures                                   (7,404)    (10,781)
       Short-term investments                                 12,974     (13,013)
       Other                                                    (235)     (2,228)
                                                            --------    --------
          Net cash provided (used) by investing
            activities                                         5,335     (26,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Dividends paid                                         (7,856)     (7,917)
       Changes in notes payable                              (45,800)       (961)
       Proceeds from issuance of long-term debt               36,000           -
       Repayment of long-term debt                            (1,435)     (1,455)
       Changes in gas inventory financing                    (27,218)    (14,842)
       Other                                                   1,037         130
                                                            --------    --------
           Net cash used by financing activities             (45,272)    (25,045)
                                                            --------    --------

Net increase in cash and cash equivalents                     16,745         392
Cash and cash equivalents at beginning of year                23,766      91,377
                                                            --------    --------

Cash and cash equivalents at end of period                    40,511      91,769
Short-term investments                                        17,590      27,076
                                                            --------    --------
CASH AND SHORT-TERM INVESTMENTS                             $ 58,101    $118,845
                                                            ========    ========


      The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                       Page   6.



                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1994


         1.  ACCOUNTING POLICIES

         It is Eastern's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the period reported. All of these adjustments are of a normal recurring nature. Results for the period are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Eastern's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1993 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

             SHORT-TERM INVESTMENTS

         Effective January 1, 1994, Eastern adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities to be be carried at fair value. Eastern's investment in U.S. Filter is specifically excluded from SFAS 115 because it is accounted for under the equity method of accounting.

         Pursuant to SFAS 115, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported within retained earnings. At March 31, 1994, the difference between the fair value and the original cost of these securities is immaterial.

             EARNINGS PER SHARE

         Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares (20,982,000 shares in 1994 and 22,684,000 shares in 1993).

                                                                       Form 10-Q
                                                                       Page   7.

         2.  INVENTORIES

         The components of inventories were as follows:

                                           March 31, Dec. 31,  March 31,
         (In thousands)                      1994      1993      1993
         ---------------------------------------------------------------
         Supplemental gas supplies         $24,421   $53,152   $17,572
         Other materials, supplies and
           marine fuels                     17,886    17,984    24,578
         Finished products                  17,121    16,432    26,781
                                           -------   -------   -------
                                           $59,428   $87,568   $68,931
                                           =======    ======   =======


         3.  SUPPLEMENTAL CASH FLOW INFORMATION

         The following are supplemental disclosures of cash flow information:

                                                 Three months ended March 31,
         (In thousands)                                   1994     1993
         -------------------------------------------------------------------
         Cash paid during the year for:
           Interest, net of amounts capitalized         $2,172 $ 1,975
           Income taxes                                 $4,743 $ 2,209

                                                                       Form 10-Q
                                                                       Page   8.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS
         REVENUES:            Three months ended March 31,
        (In thousands)              1994          1993         Change
         ------------------------------------------------------------
         Boston Gas             $314,302       $258,226         22%
         Midland                  58,166         65,850        (12)%
         Water Products Group     38,291         44,292         NM
                                --------       --------
            Total               $410,759       $368,368         12%
                                ========       ========

         OPERATING EARNINGS:   Three months ended March 31,
         (In thousands)            1994           1993       Change
         ----------------------------------------------------------
         Boston Gas             $53,122         $41,228       29%
         Midland                  5,025           9,087      (45)%
         Water Products Group      (332)         (2,613)      NM
         Headquarters            (1,021)         (1,085)       6%
                                --------       --------
            Total               $56,794         $46,617       22%
                                ========       ========

         BOSTON GAS

         A $37.7 million rate increase which took effect November 1, 1993 increased 1994 revenues by $16.3 million. Colder weather in the Boston Gas service territory increased revenues by $24.2 million. Weather was 14% colder than normal compared with near normal weather in 1993. Sales to new firm customers increased revenues and operating earnings by $12.2 million and $3.7 million, respectively.

         The unusually cold first quarter weather increased operating earnings by about $5 million, after taking into account the higher workload-related labor and operating costs associated with the colder weather. Partially offsetting the increase in revenues were higher depreciation charges, property taxes and bad debt expense.

         MIDLAND ENTERPRISES

         Reductions in contract towing, changes in commodity mix, rate reductions and rate de-escalations resulted in a 12% decrease in revenues from the prior year. Reduced volume from a long-term contract currently subject to litigation and downtime for unscheduled plant maintenance at Midland's largest customer contributed to a 29% reduction in utility contract coal ton miles from the 1993 level. Volume in 1993 was positively impacted by stockpiling in anticipation of a possible coal miners strike. Redeployment of equipment to other commodities and tramp towing helped limit the reduction in overall ton miles to 6%. Midland's liquid barge business, which was sold in December 1993, generated revenues of $2.7 million in the first quarter of 1993.

         Operating earnings were significantly impacted by the reduced utility contract coal volume and lower rates associated with non-coal tonnage. Higher operating costs resulting from reduced tow sizes, loading delays and other inefficiencies

                                                                       Form 10-Q
                                                                       Page   9.


         due to extended ice and high water conditions were partially offset by implementation of cost savings programs. Adverse operating conditions are expected to continue through most of the second quarter.

         Midland has negotiated an extension of its long-term contract with its largest customer, Cincinnati Gas & Electric Co., through the year 2000. Under the terms of the extension, Midland made some rate concessions, retroactive to January 1, 1994, in exchange for certain renewal and efficiency improvement rights.


         WATER PRODUCTS GROUP

         Revenues for WaterPro Supplies increased 26%, reflecting increases for all of WaterPro's regions except the MidAtlantic. Most of WaterPro's $1.3 reduction in operating loss was attributable to the increased volume, partially offset by related selling expenses and a decrease in margin percentage.

         Ionpure Technologies, which was sold in the fourth quarter of 1993, generated revenues of $13.9 million and an operating loss of $1.0 in the first quarter of 1993.


         LIQUIDITY AND CAPITAL RESOURCES

         Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1994 capital expenditure and working capital requirements, normal debt repayments and anticipated dividend payments to shareholders.

         In January 1994 Boston Gas issued $36.0 million of Medium-Term Notes, the proceeds of which were used to reduce short-term indebtedness.

         Consolidated capital expenditures, principally at Boston Gas, are budgeted at approximately $60 million for 1994.

                                                                       Form 10-Q
                                                                       Page  10.


                          PART II.  OTHER INFORMATION


         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Annual Meeting of Shareholders of the registrant was held on April 28, 1994, at which the shareholders voted to elect the following Trustees for terms of office expiring at the 1997
                Annual Meeting of Shareholders:

                   Richard R. Clayton, with 17,776,166 shares voting for and 106,586 shares withholding authority;

                   Leonard R. Jaskol, with 17,778,963 shares voting for and 103,789 shares withholding authority;

                   Harold T. Miller, with 17,772,845 shares voting for and 109,907 shares withholding authority; and

                   William G. Salatich, with 17,773,313 shares voting for and 109,439 shares withholding authority.


         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

               (a)   List of Exhibits

                   Exhibit 10.1 - Eastern's Supplemental Executive Retirement Plan, as amended.

                   Exhibit 10.2 - Agreement dated April 28, 1994 between Eastern and J. Atwood Ives.

                   Exhibit 10.3 - Agreement dated April 28, 1994 between Eastern and Richard R. Clayton


               (b) Report on Form 8-K

                   There were no reports on Form 8-K filed in the first quarter of 1994.

                                                                       Form 10-Q
                                                                       Page  11.



                                   SIGNATURES


               It is Eastern's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the period reported. All of these adjustments are of a normal recurring nature. Results for the period are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Eastern's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

               Pursuant to the requirements of the Securities Exchange Act of 1934, Eastern has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   EASTERN ENTERPRISES



                                                 By       JAMES J. HARPER
                                                   --------------------------
                                                          James J. Harper
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)




         May 2, 1994.