Form 10-Q
period 1994-06-30
EASTERN ENTERPRISES
filed 1994-08-01
CIK 311259

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1994
                               ---------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _________________

Commission File Number 1-2297


                               EASTERN ENTERPRISES
       ------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MASSACHUSETTS                               04-1270730
       -------------------------------                  -------------------
       (State or other jurisdiction of                   (I.R.S. Employer
       incorporation or organization)                   Identification No.)


                  9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
              ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
              ------------------------------------------------------
              (Registrant's telephone number, including area code)


         ______________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _X_  No____

The number of shares of Common Stock outstanding of Eastern Enterprises as of July 29, 1994 was 20,671,785.

                                                                                                   Form 10-Q
                                                                                                   Page 2.


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
- ------------------------------------
 (In thousands, except per share                   Three months ended June 30,      Six months ended June 30,
 amounts)                                             1994              1993           1994            1993
- -------------------------------------------------------------------------------------------------------------
 REVENUES                                           $253,879          $259,745       $664,638        $628,113

 OPERATING COSTS AND EXPENSES:
   Operating costs                                   191,354           199,061        492,168         468,177
   Selling, general & adminis-
       trative expenses                               31,152            33,295         64,337          67,919
   Depreciation & amortization                        14,236            13,629         34,202          31,640
                                                    --------          --------       --------        --------
                                                     236,742           245,985        590,707         567,736
                                                    --------          --------       --------        --------
 OPERATING EARNINGS                                   17,137            13,760         73,931          60,377

 OTHER INCOME (EXPENSE):
   Interest income                                       454               710            879           1,564
   Interest expense                                   (9,815)           (8,633)       (19,231)        (17,696)
   Other, net                                          2,240              (270)         2,052            (488)
                                                    --------          --------       --------        --------
 EARNINGS BEFORE INCOME TAXES                         10,016             5,567         57,631          43,757
 Provision for income taxes                            3,855             2,303         22,782          17,468
                                                    --------          --------       --------        --------
 Net earnings                                       $  6,161          $  3,264       $ 34,849        $ 26,289
                                                    ========          ========       ========        ========


 EARNINGS PER SHARE                                 $    .29          $    .14       $   1.66        $   1.16
                                                    ========          ========       ========        ========

 DIVIDENDS PER SHARE                                $    .35          $    .35       $    .70        $    .70
                                                    ========          ========       ========        ========



The accompanying notes are an integral part of these financial statements.

                                                                                                     Form 10-Q
                                                                                                     Page 3.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------
                                                               June 30,           Dec. 31,            June 30,
 (In thousands)                                                    1994               1993                1993
- --------------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS:
   Cash and short-term investments                             $   51,788        $   52,240          $   75,033
   Receivables, less allowances                                   165,462           145,523             163,616
   Inventories                                                     71,559            87,568              89,852
   Deferred gas costs                                              44,214            65,802              12,913
   Other current assets                                             7,735            11,995               9,499
                                                               ----------        ----------          ----------
      Total current assets                                        340,758           363,128             350,913

 INVESTMENTS:
   Equity in U.S. Filter                                           44,441            44,292                   -
   Other investments                                                5,876             8,279               9,062
                                                               ----------        ----------          ----------
      Total investments                                            50,317            52,571               9,062

 PROPERTY AND EQUIPMENT, AT COST                                1,271,210         1,275,161           1,290,337
    Less--Accumulated depreciation                                505,345           489,196             500,089
                                                               ----------        ----------          ----------
       Net property and equipment                                 765,865           785,965             790,248

 OTHER ASSETS:
   Deferred post-retirement health care
     costs                                                         99,607           101,182             100,711
   Deferred charges and other costs                                41,244            63,600              42,662
   Goodwill, less amortization                                     13,042            13,231              89,632
                                                               ----------        ----------          ----------
      Total other assets                                          153,893           178,013             233,005
                                                               ----------        ----------          ----------

      TOTAL ASSETS                                             $1,310,833        $1,379,677          $1,383,228
                                                               ==========        ==========          ==========



The accompanying notes are an integral part of these financial statements.

                                                                                                       Form 10-Q
                                                                                                       Page 4.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------
                                                                 June 30,           Dec. 31,           June 30,
 (In thousands)                                                      1994               1993               1993
- ----------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Current debt                                                 $   39,425         $  114,335         $   59,866
   Accounts payable                                                 70,272             76,161             75,319
   Accrued expenses                                                 36,755             31,280             24,601
   Other current liabilities                                        49,701             63,703             39,446
                                                                ----------         ----------         ----------
      Total current liabilities                                    196,153            285,479            199,232

 GAS INVENTORY FINANCING                                            36,692             59,297             24,782

 LONG-TERM DEBT                                                    361,836            328,939            333,460

 RESERVES AND OTHER LIABILITIES:
   Deferred income taxes                                            89,615             90,793            109,321
   Post-retirement health care                                     103,431            104,730            105,457
   Coal miners retiree health care                                  60,628             63,060                  -
   Preferred stock of subsidiary                                    29,213             29,197             29,343
   Other reserves                                                   49,297             54,444             52,603
                                                                ----------         ----------         ----------
       Total reserves and other
          liabilities                                              332,184            342,224            296,724

 SHAREHOLDERS' EQUITY:
   Common stock, $1.00 par value
    Authorized shares -- 50,000,000
    Issued shares -- 21,651,925 at
    June 30, 1994; 21,644,378 at
    December 31, 1993 and 23,644,378 at
    June 30, 1993                                                   21,652             21,644             23,644
   Capital in excess of par value                                   61,951             61,778            112,353
   Retained earnings                                               319,913            299,131            418,978
   Treasury stock at cost - 754,240
     shares at June 30, 1994; 714,786
     shares at December 31, 1993 and
     991,407 shares at June 30, 1993                               (19,548)           (18,815)           (25,945)
                                                                 ---------         ----------         ----------
        Total shareholders' equity                                 383,968            363,738            529,030
                                                                 ---------         ----------         ----------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                    $1,310,833         $1,379,677         $1,383,228
                                                                ==========         ==========         ==========


The accompanying notes are an integral part of these financial statements.

                                                                                                                       Form 10-Q
                                                                                                                       Page 5.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Statement of Cash Flows
- ------------------------------------
                                                                                   Six months ended June 30,
(In thousands)                                                                       1994             1993
- ------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                                    $ 34,849         $ 26,289
   Adjustments to reconcile net earnings to net
       cash provided by operating activities:
     Depreciation and amortization                                                   34,202           31,640
     Income taxes and tax credits                                                     4,867            5,655
     Other changes in assets and liabilities:
       Receivables                                                                  (18,400)         (25,658)
       Inventories                                                                   13,614            3,226
       Deferred gas costs                                                            21,588           27,955
       Accounts payable                                                              (5,889)          (3,570)
       Other                                                                          4,048           (7,226)
                                                                                   --------         --------
         Net cash provided by operating activities                                   88,879           58,311

 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                           (21,191)         (21,142)
     Short-term investments                                                          12,955          (18,460)
     Proceeds from sale of barge construction business                               12,695                -
     Other                                                                           (3,277)          (2,651)
                                                                                   --------         --------
       Net cash provided (used) by investing
         activities                                                                   1,182          (42,253)

 CASH FLOWS FROM FINANCING ACTIVITIES:
     Dividends paid                                                                 (15,194)         (15,838)
     Changes in notes payable                                                       (74,500)          (2,559)
     Proceeds from issuance of long-term debt                                        36,000                -
     Repayment of long-term debt                                                     (2,898)         (22,898)
     Changes in gas inventory financing                                             (22,605)         (23,849)
     Purchase of treasury shares                                                     (1,961)               -
     Other                                                                            1,057              219
                                                                                   --------         --------
       Net cash used by financing activities                                        (80,101)         (64,925)
                                                                                   ---------        ---------

 Net increase (decrease) in cash and cash equivalents                                 9,960          (48,867)
 Cash and cash equivalents at beginning of year                                      23,766           91,377
                                                                                   --------         --------

 Cash and cash equivalents at end of period                                          33,726           42,510
 Short-term investments                                                              18,062           32,523
                                                                                   --------         --------
 CASH AND SHORT-TERM INVESTMENTS                                                   $ 51,788         $ 75,033
                                                                                   ========         ========


The accompanying notes are an integral part of these financial statements.

                                                                     Form 10-Q
                                                                     Page 6.




                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1994


1.  ACCOUNTING POLICIES

It is Eastern's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Eastern's operations. All accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1993 Annual Report filed on Form 10-K with the Securities and Exchange Commission.


    SHORT-TERM INVESTMENTS

Effective January 1, 1994, Eastern adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities to be carried at fair value. Eastern's investment in U.S. Filter is specifically excluded from SFAS 115 because it is accounted for under the equity method of accounting.

Pursuant to SFAS 115, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported within retained earnings. At June 30, 1994, the difference between the fair value and the original cost of these securities is immaterial.


    EARNINGS PER SHARE

Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares. Quarter and year-to-date shares are 20,969,000 and 20,975,000, respectively, in 1994 and 22,702,000 and 22,693,000, respectively, in 1993.

                                                                                                  Form 10-Q
                                                                                                  Page 7.



2.  INVENTORIES

The components of inventories were as follows:

                                                                June 30,         Dec. 31,          June 30,
 (In thousands)                                                    1994              1993             1993
- -----------------------------------------------------------------------------------------------------------
 Supplemental gas supplies                                      $ 38,233          $ 53,152         $ 37,731
 Other materials, supplies and marine
   fuels                                                          14,655            17,984           24,520
 Finished products                                                18,671            16,432           27,601
                                                                --------          --------         --------
                                                                $ 71,559          $ 87,568         $ 89,852
                                                                ========          ========         ========

3.  SUPPLEMENTAL CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

                                                                                  Six months ended June 30,
 (In thousands)                                                                      1994             1993
- -----------------------------------------------------------------------------------------------------------
 Cash paid during the year for:

   Interest, net of amounts capitalized                                            $17,393          $16,126
   Income taxes                                                                    $17,692          $12,780



                                                                       Form 10-Q
                                                                       Page 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

 REVENUES:
                                                   Three months ended June 30,
 (In thousands)                                          1994             1993               Change
- ----------------------------------------------------------------------------------------------------------
 Boston Gas                                           $122,806         $128,567             (4)%
 Midland                                                68,987           66,746              3%
 Water Products Group                                   62,086           64,432             (4)%
                                                      --------         --------
   Total                                              $253,879         $259,745             (2)%
                                                      ========         ========

                                                    Six months ended June 30,
 (In thousands)                                          1994             1993               Change
- ----------------------------------------------------------------------------------------------------------
 Boston Gas                                           $437,108         $386,793             13%
 Midland                                               127,153          132,596             (4)%
 Water Products Group                                  100,377          108,724             (8)%
                                                      --------         --------
   Total                                              $664,638         $628,113              6%
                                                      ========         ========

BOSTON GAS

A $37.7 million annualized rate increase which took effect November 1, 1993 increased revenues by $23.1 million for the first six months of 1994. Colder weather in the Boston Gas service territory increased year-to-date revenues by $18.7 million. Weather for first six months of 1994 was 7% colder than normal, as the extremely cold winter was partially offset by 13% warmer than normal temperatures in the second quarter. Weather for both periods of 1993 was near normal.


MIDLAND ENTERPRISES

Revenues for the second quarter of 1994 increased 3% as a result of increased spot coal shipments and backhauls, partially offset by lower revenues associated with long-term contract coal shipments. For the first six months of 1994, reductions in contract towing, changes in commodity mix and rate reductions resulted in a 4% decrease in revenues from the prior year.
Midland's liquid barge business, which was sold in December 1993, generated revenues of $3.0 million and $5.7 million in the second quarter and first six months of 1993, respectively.

Coal tonnage increased 12% in the second quarter from the comparable period in 1993, primarily reflecting increased spot coal shipments. Despite reduced volume from a long-term contract currently subject to litigation, utility coal tonnage increased 3% in the second quarter as 1993 tonnage was reduced by extended utility plant outages. For the first six months of 1994, coal tonnage increased 2% as increased spot coal shipments more than offset reduced volume under the contract in litigation. Redeployment of equipment to other commodities and towing for others resulted in overall increases in ton-miles for the second quarter and first six months of 1994 of 8% and 1%, respectively.

                                                                       Form 10-Q
                                                                       Page 9.

WATER PRODUCTS GROUP

Revenues for WaterPro Supplies for the second quarter and first six months of 1994 increased 20% and 22%, respectively, reflecting increased construction activity. Ionpure Technologies, which was sold in the fourth quarter of 1993, generated revenues of $12.7 million and $26.6 million for the second quarter and first six months of 1993, respectively.




OPERATING EARNINGS:

                                                    Three months ended June 30,
 (In thousands)                                            1994             1993              Change
 ------------------------------------------------------------------------------------------------------
 Boston Gas                                             $ 5,353          $ 4,321              24%
 Midland                                                  9,871            9,812               1%
 Water Products Group                                     2,881              928              NM
 Headquarters                                              (968)          (1,301)             26%
                                                        -------          -------
   Total                                                $17,137          $13,760              25%
                                                        =======          =======

                                                     Six months ended June 30,
 (In thousands)                                            1994             1993              Change
 ------------------------------------------------------------------------------------------------------
 Boston Gas                                             $58,475          $45,549              28%
 Midland                                                 14,896           18,899             (21)%
 Water Products Group                                     2,549           (1,685)             NM
 Headquarters                                            (1,989)          (2,386)             17%
                                                        -------          -------
   Total                                                $73,931          $60,377              22%
                                                        =======          =======


BOSTON GAS

During the first six months of 1994, sales to new firm customers increased operating earnings by $4.7 million. Meaningful expense comparisons to 1993 are difficult to make due to the impact of the strike on last year's results. Colder than normal weather increased operating earnings by about $1 million for the first six months of 1994, after taking into account the higher workload-related labor and operating costs associated with the unusually cold first
quarter weather.   The benefit of the rate increase was partially offset by
higher depreciation charges, property taxes and bad debt expense.


MIDLAND ENTERPRISES

Operating earnings for the second quarter and first six months of 1994 were negatively impacted by the reduced utility contract coal revenues, as previously discussed, and lower rates associated with non-coal tonnage. Earnings were also reduced by significantly higher operating costs resulting from extended periods of winter ice, high water and flooding during the first four months of 1994 that significantly increased operating costs. As a result, comparative operating earnings increased by 1% for the second quarter but were 21% lower for the first six months of 1994.

                                                                       Form 10-Q
                                                                       Page 10.


During the second quarter of 1994, Midland recorded a pre-tax gain of $2.3 million on the sale of its Port Allen barge construction and shipyard facility in Louisiana. This gain is included in Other, net on the Statement of Operations.


WATER PRODUCTS GROUP

WaterPro Supplies increased its operating earnings for the second quarter and first six months of 1994 by $1.3 million and $2.6 million, respectively. Most of the improvement was attributable to the increased volume, partially offset by increases in related selling expenses and a small decrease in gross margin percentage.

Operating results for Water Products Group also reflect the absence of Ionpure Technologies, which generated operating losses of $0.6 million and $1.6 million in the second quarter and first six months of 1993, respectively.





LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1994 capital expenditure and working capital requirements, normal debt repayments and anticipated dividend payments to shareholders.

In January 1994 Boston Gas issued $36.0 million of Medium-Term Notes with a weighted average maturity of 24 years and a coupon of 6.94%, the proceeds of which were used to reduce short-term indebtedness.

On July 28, 1994 Eastern announced a stock repurchase program of up to 2 million shares. About 2.8 million shares have been repurchased under the 3 million share program announced in September, 1990.

Consolidated capital expenditures, principally at Boston Gas, are budgeted at approximately $60 million for 1994.

                                                                       Form 10-Q
                                                                       Page 11.



                          PART II.  OTHER INFORMATION





  Item 6.  Exhibits and Reports on Form 8-K

                 (a)  List of Exhibits

                           None


                 (b)  Report on Form 8-K

                           None

                                                                       Form 10-Q
                                                                       Page 12.





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





                                          EASTERN ENTERPRISES



                                          By      JAMES J. HARPER
                                             ----------------------------
                                                  James J. Harper
                                            Vice President and Controller
                                              (Chief Accounting Officer)


                                          By     WALTER J. FLAHERTY
                                             ----------------------------
                                                 Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer





August 1, 1994