Form 10-Q
period 1994-09-30
EASTERN ENTERPRISES
filed 1994-10-28
CIK 311259

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1994
                               ---------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------
Commission File Number 1-2297


                               EASTERN ENTERPRISES
- -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                              04-1270730
- -----------------------------------             -----------------------
  (State or other jurisdiction of                   (I.R.S. Employer
  incorporation or organization)                 Identification No.)


                  9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
- -----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-647-2300
- -----------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- -----------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
    ----     ----

The number of shares of Common Stock outstanding of Eastern Enterprises as of October 26, 1994, was 20,618,044.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations

 (In thousands, except per share              Three months ended September 30,     Nine months ended September 30,
 amounts)                                              1994               1993              1994              1993
- -------------------------------------------------------------------------------------------------------------------
 REVENUES                                           $206,817           $195,917          $871,455          $824,030

 OPERATING COSTS AND EXPENSES:
   Operating costs                                   163,039            155,879           655,206           624,056
   Selling, general & adminis-
       trative expenses                               28,906             33,667            93,243           101,586
   Depreciation & amortization                        11,116             11,644            45,319            43,284
                                                    --------           --------          --------          --------
                                                     203,061            201,190           793,768           768,926
                                                    --------           --------          --------          --------
 OPERATING EARNINGS                                    3,756             (5,273)           77,687            55,104

 OTHER INCOME (EXPENSE):
   Interest income                                       559                646             1,438             2,210
   Interest expense                                   (9,701)            (8,572)          (28,932)          (26,268)
   Writedown of Ionpure                                    -            (13,000)                -           (13,000)
   Other, net                                            254               (232)            2,306              (720)
                                                    --------           --------          --------          --------
 EARNINGS BEFORE INCOME TAXES                         (5,132)           (26,431)           52,499            17,326
 Provision for income taxes                           (2,019)            (5,433)           20,763            12,035
                                                    --------           --------          --------          --------
 Net earnings                                       $ (3,113)          $(20,998)         $ 31,736          $  5,291
                                                    ========           ========          ========          ========


 EARNINGS PER SHARE                                 $   (.14)          $   (.93)         $   1.52          $    .23
                                                    ========           ========          ========          ========

 DIVIDENDS PER SHARE                                $    .35           $    .35          $   1.05          $   1.05
                                                    ========           ========          ========          ========

The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                         Page 3.

Eastern Enterprises and Subsidiaries
- --------------------------

Consolidated Balance Sheet
- --------------------------
                                                           September 30,       December. 31,       September 30,
 (In thousands)                                                     1994               1993                1993
- ---------------------------------------------------------------------------------------------------------------
 ASSETS

 CURRENT ASSETS:
   Cash and short-term investments                             $   51,720        $   52,240          $   76,526
   Receivables, less allowances                                   118,672           145,523             125,768
   Inventories                                                     79,508            87,568             102,133
   Deferred gas costs                                              82,417            65,802              49,227
   Other current assets                                            14,111            11,995              17,662
                                                               ----------        ----------          ----------
      Total current assets                                        346,428           363,128             371,316

 INVESTMENTS:
   Equity in U.S. Filter                                           44,615            44,292                   -
   Other investments                                                5,735             8,279               8,459
                                                               ----------        ----------          ----------
      Total investments                                            50,350            52,571               8,459

 PROPERTY AND EQUIPMENT, AT COST                                1,287,919         1,275,161           1,305,012
    Less--Accumulated depreciation                                511,144           489,196             504,824
                                                               ----------        ----------          ----------
       Net property and equipment                                 776,775           785,965             800,188

 OTHER ASSETS:
   Deferred post-retirement health care
     costs                                                         98,513           101,182             101,641
   Deferred charges and other costs                                37,510            63,600              43,113
   Goodwill, less amortization                                     12,948            13,231              80,323
                                                               ----------        ----------          ----------
      Total other assets                                          148,971           178,013             225,077
                                                               ----------        ----------          ----------

      TOTAL ASSETS                                             $1,322,524        $1,379,677          $1,405,040
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

                                                                       Form 10-Q
                                                                         Page 4.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------
                                                              September 30,      December. 31,      September 30,
 (In thousands)                                                       1994               1993               1993
- ----------------------------------------------------------------------------------------------------------------
 LIABILITIES AND SHAREHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Current debt                                                 $   70,090         $  114,335         $   74,184
   Accounts payable                                                 56,480             76,161             69,865
   Accrued expenses                                                 42,297             31,280             33,317
   Other current liabilities                                        46,048             63,703             41,190
                                                                ----------         ----------         ----------
      Total current liabilities                                    214,915            285,479            218,556

 GAS INVENTORY FINANCING                                            49,883             59,297             50,987

 LONG-TERM DEBT                                                    356,662            328,939            330,536

 RESERVES AND OTHER LIABILITIES:
   Deferred income taxes                                            87,894             90,793            113,652
   Post-retirement health care                                     103,069            104,730            106,403
   Coal miners retiree health care                                  59,334             63,060                  -
   Preferred stock of subsidiary                                    29,221             29,197             29,191
   Other reserves                                                   52,416             54,444             55,430
                                                                ----------         ----------         ----------
       Total reserves and other
          liabilities                                              331,934            342,224            304,676

 SHAREHOLDERS' EQUITY:
   Common stock, $1.00 par value
    Authorized shares -- 50,000,000
    Issued shares -- 21,651,925 at
    September 30, 1994; 21,644,378 at
    December 31, 1993 and 23,644,378
    at September 30, 1993                                           21,652             21,644             23,644
   Capital in excess of par value                                   61,978             61,778            113,455
   Retained earnings                                               309,766            299,131            388,996
   Treasury stock at cost - 965,181
     shares at Sept. 30, 1994; 714,786
     shares at December 31, 1993 and
     986,307 shares at Sept. 30, 1993                              (24,266)           (18,815)           (25,810)
                                                                ----------         ----------         ----------
        Total shareholders' equity                                 369,130            363,738            500,285
                                                                ----------         ----------         ----------

      TOTAL LIABILITIES AND
        SHAREHOLDERS' EQUITY                                    $1,322,524         $1,379,677         $1,405,040
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

                                                                       Form 10-Q
                                                                         Page 5.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Statement of Cash Flows
- ------------------------------------
                                                                               Nine months ended September 30,
(In thousands)                                                                         1994               1993
- ---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings                                                                      $ 31,736           $  5,291

  Adjustments to reconcile net earnings to net
      cash provided by operating activities:
    Depreciation and amortization                                                     45,319             43,284
    Income taxes and tax credits                                                      (1,928)             2,312
    Writedown on Ionpure                                                                   -             13,000
    Other changes in assets and liabilities:
      Receivables                                                                     26,851             12,190
      Inventories                                                                      5,665             (9,055)
      Deferred gas costs                                                             (16,615)            (8,359)
      Accounts payable                                                               (19,681)            (9,024)
      Other                                                                           12,835              1,518
                                                                                    --------            -------
        Net cash provided by operating activities                                     84,182             51,157

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                             (41,936)           (41,449)
    Short-term investments                                                            19,964            (16,401)
    Proceeds from sale of barge construction business                                 12,695                  -
    Other                                                                             (5,329)            (3,829)
                                                                                     -------            -------
      Net cash provided (used) by investing
        activities                                                                   (14,606)           (61,679)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                                                   (22,539)           (23,768)
    Changes in notes payable                                                         (42,600)            11,286
    Proceeds from issuance of long-term debt                                          36,000                  -
    Repayment of long-term debt                                                       (8,740)           (24,820)
    Changes in gas inventory financing                                                (9,414)             2,356
    Purchase of treasury shares                                                       (7,076)                 -
    Other                                                                              1,489                153
                                                                                    --------           --------
      Net cash used by financing activities                                          (52,880)           (34,793)
                                                                                    --------           --------

Net increase (decrease) in cash and cash equivalents                                  16,696            (45,315)
Cash and cash equivalents at beginning of year                                        23,766             91,377
                                                                                    --------           --------

Cash and cash equivalents at end of period                                            40,462             46,062
Short-term investments                                                                11,258             30,464
                                                                                    --------           --------
CASH AND SHORT-TERM INVESTMENTS                                                     $ 51,720           $ 76,526
                                                                                    ========           ========



The accompanying notes are an integral part of these financial statements.

                                                                       Form 10-Q
                                                                         Page 6.


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1994


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

Pursuant to SFAS 115, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported within retained earnings. At September 30, 1994 the difference between the fair value and the original cost of these securities is immaterial.


    EARNINGS PER SHARE

Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares. Quarter and year-to-date shares are 20,703,000 and 20,884,000, respectively, in 1994 and 22,696,000 and 22,694,000, respectively, in 1993.

                                                                       Form 10-Q
                                                                         Page 7.

2.  INVENTORIES

The components of inventories were as follows:

                                                              September 30,    December  31,     September 30,
(In thousands)                                                       1994              1993             1993
- -------------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                         $ 47,868          $ 53,152        $  54,018
Other materials, supplies and marine
  fuels                                                             15,209            17,984           22,618
Finished products                                                   16,431            16,432           25,497
                                                                  --------          --------        ---------
                                                                  $ 79,508          $ 87,568        $ 102,133
                                                                  ========          ========        =========



3.  SUPPLEMENTAL CASH FLOW INFORMATION

The following are supplemental disclosures of cash flow information:

                                                                            Nine months ended September 30,
(In thousands)                                                                       1994               1993
- -------------------------------------------------------------------------------------------------------------
Cash paid during the year for:

  Interest, net of amounts capitalized                                             $18,966            $19,296
  Income taxes                                                                     $22,566            $12,845

                                                                       Form 10-Q
                                                                         Page 8.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------
 REVENUES:
                                               Three months ended September 30,
(In thousands)                                          1994               1993              Change
- ---------------------------------------------------------------------------------------------------
Boston Gas                                           $ 72,114           $ 66,606                8 %
Midland                                                67,108             56,427               19 %
Water Products Group                                   67,595             72,884               (7)%
                                                     --------           --------
  Total                                              $206,817           $195,917                6 %
                                                     ========           ========

                                               Nine months ended September 30,
(In thousands)                                        1994               1993              Change
- ---------------------------------------------------------------------------------------------------
Boston Gas                                           $509,222           $453,399               12 %
Midland                                               194,261            189,023                3 %
Water Products Group                                  167,972            181,608               (8)%
                                                     --------           --------
  Total                                              $871,455           $824,030                6 %
                                                     ========           ========


BOSTON GAS

A $37.7 million annualized rate increase which took effect November 1, 1993 increased revenues by $3.8 million and $28.1 million for the quarter and the first nine months of 1994, respecively. Colder weather in the Boston Gas service territory increased year-to- date revenues by $19.2 million. Weather for first nine months of 1994 was 6.5% colder than normal, compared to the slightly warmer than normal weather for the same period in 1993. The balance of the revenue increase was attributable to increased sales to non- firm customers. Most of the margins on these sales are credited to firm customers.


MIDLAND ENTERPRISES

Revenues for the third quarter of 1994 increased 19% as a result of more favorable operating and market conditions, increased shipments of coal, aggregates, ores, towing for others and a favorable resolution, early in the third quarter, of a contract dispute with a major utility customer. Third quarter 1993 activity was negatively impacted by the United Mine Workers strike and severe flooding on the Mississippi and Illinois Rivers. For the first nine months of 1994, revenues increased 3% reflecting the increased third quarter activity, partially offset by rate reductions and lower production earlier in the year. Midland's liquid barge business, which was sold in December 1993, generated revenues of $3.1 million and $8.8 million in the third quarter and first nine months of 1993, respectively.

Coal tonnage increased 32% in the third quarter from the comparable period in 1993, primarily reflecting increased demand for utility coal under long-term contracts as well as the resolution of the contract disagreement and the United Mine Workers strike, both of which negatively impacted 1993 operations. For the first nine months of 1994, coal tonnage increased 11% as increased spot coal

                                                                       Form 10-Q
                                                                         Page 9.

shipments and increased third quarter contract activity more than offset weak demand during the first half of the year. Strong third quarter activity, redeployment of equipment to other commodities and towing for others resulted in overall increases in ton miles for the third quarter and first nine months of 1994 of 30% and 9%, respectively.

WATER PRODUCTS GROUP

Revenues for WaterPro Supplies for the third quarter and first nine months of 1994 increased 15% and 19%, respectively, reflecting WaterPro market share gains and increased construction activity. Ionpure Technologies, which was sold effective October 1, 1993, generated revenues of $14.1 million and $40.7 million for the third quarter and first nine months of 1993, respectively.


OPERATING EARNINGS:

                                                 Three months ended September 30,
(In thousands)                                            1994               1993             Change
- ----------------------------------------------------------------------------------------------------
Boston Gas                                            $(8,406)          $(11,219)              25%
Midland                                                 9,257              5,009               85%
Water Products Group                                    4,234              1,869               nm
Headquarters                                           (1,329)              (932)             (43)%
                                                      --------           --------
  Total                                               $ 3,756           $ (5,273)              nm
                                                      ========           ========

                                                  Nine months ended September 30,
(In thousands)                                            1994               1993             Change
- ----------------------------------------------------------------------------------------------------
Boston Gas                                            $ 50,069           $ 34,330               46%
Midland                                                 24,153             23,908                1%
Water Products Group                                     6,783                184               nm
Headquarters                                            (3,318)            (3,318)               -
                                                       -------            -------
  Total                                               $ 77,687           $ 55,104               41%
                                                       =======            =======


BOSTON GAS

Colder than normal weather increased operating earnings by about $1 million for the first nine months of 1994, after taking into account the higher workload-related labor and operating costs associated with the unusually cold first quarter weather. Meaningful expense comparisons to 1993 are difficult to make due to the impact of the strike on last year's results. The benefit of the rate increase was partially offset by higher depreciation charges, property taxes and bad debt expense. Increased sales to new firm customers also contributed to the improved earnings.


MIDLAND ENTERPRISES

Operating earnings for the third quarter of 1994 increased 85% from the same period in 1993 due to the significant volume gains discussed above, reduced operating expenses from ongoing cost reduction and productivity improvement programs, as well as the absence of increased costs associated with flooding and the UMW strike in 1993. Operating earnings for the first nine months of 1994 increased 1% from 1993 as the higher third quarter results were largely offset by reduced utility contract coal revenues in the first half of the year, as

                                                                       Form 10-Q
                                                                        Page 10.

previously discussed, and lower rates associated with non-coal tonnage. Earnings were also reduced by significantly higher operating costs resulting from extended periods of winter ice, high water and flooding during the first four months of 1994 that significantly increased operating costs.

During the second quarter of 1994, Midland recorded a pre-tax gain of $2.3 million on the sale of its Port Allen barge construction and shipyard facility in Louisiana. This gain is included in Other, net on the Statement of Operations.


WATER PRODUCTS GROUP

WaterPro Supplies increased its operating earnings for the third quarter and first nine months of 1994 by $2.0 million and $4.7 million, respectively. Most of the improvement was attributable to the increased volume, partially offset by increases in related selling expenses and a small decrease in year-to-date gross margin percentage.

Operating results for Water Products Group also reflect the sale of Ionpure Technologies which generated operating losses of $0.3 million and $1.9 million in the third quarter and first nine months of 1993, respectively.

OTHER

Eastern's consolidated net earnings for the third quarter and first nine months of 1993 were negatively impacted by an after-tax charge of $10.9 million or $.48 per share to write down its investment in Ionpure in anticipation of its exchange of Ionpure for an equity interest in U.S. Filter.

The provision for income taxes for the third quarter of 1993 for non-utility operations includes approximately $1.4 million to reflect the additional deferred tax requirements resulting from the increase in the statutory Federal income tax rate from 34% to 35%, effective January 1, 1993.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

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

                                                                       Form 10-Q
                                                                        Page 11.


                          PART II.  OTHER INFORMATION



  Item 6.  Exhibits and Reports on Form 8-K

                 (a)  List of Exhibits

                           Exhibit 10.1 - Executive Stock Purchase Loan Plan

                           Exhibit 10.2 - Salary Continuation Agreements between
                                          Eastern and Certain Officers

                           Exhibit 27   - Financial Data Schedule


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





                                          EASTERN ENTERPRISES



                                          By      JAMES J. HARPER
                                             -----------------------------
                                                  James J. Harper
                                             Vice President and Controller
                                               (Chief Accounting Officer)


                                          By      WALTER J. FLAHERTY
                                             -----------------------------
                                                  Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer





October 28, 1994