Form 10-K
period 1994-12-31
EASTERN ENTERPRISES
filed 1995-03-15
CIK 311259

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1994

                        Commission File Number 1-2297

                             EASTERN ENTERPRISES
                9 Riverside Road, Weston, Massachusetts 02193
                                (617) 647-2300


                 Massachusetts                  04-1270730
            (State of organization)          (I.R.S. Employer
                                            Identification No.)

         Securities registered pursuant to Section 12(b) of the Act:


              Title of Each Class                      Name of Each Exchange
                                                        on Which Registered
    Common Stock, par value $1.00 per share           New York Stock Exchange
   Common Stock Purchase Rights, no par value          Boston Stock Exchange
                                                      Pacific Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act: None

The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $539.2 million as of February 27, 1995.

There were 20,250,503 shares of Common Stock, par value $1.00 per share, outstanding as of February 27, 1995.

                     Documents Incorporated by Reference

Portions of the annual report to shareholders for the year ended December 31, 1994 are incorporated by reference into Part II of this Report.

Portions of the Registrant's 1995 definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1995 are incorporated by reference into Part III of this Report.

Exhibits to Form 10-K and Financial Statement Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

                              EASTERN ENTERPRISES
                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
                              TABLE OF CONTENTS


                                                    Page
PART I                                              No.

   Item 1.     Business                               1
                Boston Gas Company                    1
                Midland Enterprises Inc.              6
                Discontinued Operations               9
                General                               9
   Item 2.     Properties                             9
   Item 3.     Legal Proceedings                      9
   Item 4.     Submission of Matters to a Vote
               of Security Holders                    9
PART II
   Item 5.     Market For Registrant's Common
               Equity and Related  Stockholder
               Matters                               10
   Item 6.     Selected Financial Data               11
   Item 7.     Management's Discussion and
               Analysis of Financial Condition
                and Results of Operations            12
   Item 8.     Financial Statements and
               Supplementary Data                    16
   Item 9.     Changes in and Disagreements
               with Accountants on  Accounting
               and Financial Disclosure              34
PART III
   Item 10.    Directors and Executive Officers
               of the Registrant                     34
   Item 11.    Executive Compensation                34
   Item 12.    Security Ownership of Certain
                Beneficial Owners and
                Management                           34
   Item 13.    Certain Relationships and
               Related Transactions                  34
PART IV
   Item 14.    Exhibits, Financial Statement
                Schedules, and Reports on
                Form 8-K                             34

PART I
Item 1. Business
1(a) General

Eastern Enterprises ("Eastern") is an unincorporated voluntary association (commonly referred to as a "Massachusetts business trust") established and existing under a Declaration of Trust dated July 18, 1929, as from time to time amended.

Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas") and Midland Enterprises Inc. ("Midland"). Boston Gas is a regulated utility that distributes natural gas in and around Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. On November 8, 1994, Eastern announced its intention to sell its subsidiary, WaterPro Supplies Corporation ("WaterPro"). The anticipated sale will complete the disposition of Eastern's Water Products Group, which had consisted of WaterPro and another subsidiary, Ionpure Technologies Corporation ("Ionpure"), which was sold as of October 1, 1993. As described in Note 10 appearing on pages 27 and 28, the Water Products Group has been accounted for as a discontinued operation.

Eastern provides management and staff services to its operating subsidiaries. Boston Gas and Midland are financed primarily through their own funded debt, which is not guaranteed by Eastern. Many of the debt instruments relating to Boston Gas and Midland borrowings contain restrictive covenants, including restrictions on the payment of dividends to Eastern. In the opinion of management, none of these restrictions has any material impact upon the operations of Eastern and its subsidiaries.

1(b) Financial Information About Industry Segments

Information with respect to this item may be found in Note 2 appearing on page 22. Such information is incorporated herein by reference.

1(c) Description of Business

                              Boston Gas Company

Boston Gas is engaged in the transportation, distribution and sale of natural gas to residential, commercial, and industrial customers in Boston, Massachusetts, and 73 other communities in eastern and central Massachusetts. Boston Gas also sells gas for resale in Massachusetts and other states (see "Competition" section). Boston Gas has one subsidiary, Massachusetts LNG Incorporated ("Mass LNG"), which holds a long-term lease on two liquefied natural gas ("LNG") facilities. Boston Gas is the largest natural gas distribution company in New England, has been in business for 172 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of Boston Gas has been owned by Eastern.

Gas Sales and Transportation

Gas is sold and transported for "firm" and "non-firm" customers. Principal uses of natural gas include central, space and water heating, cooking, drying, steam generation and a variety of industrial applications.

"Firm" sales and transportation services are generally provided without interruption throughout the year, although uninterrupted seasonal services are available to firm customers for periods of less than 365 days. Firm services are provided under either filed rate schedules or through individually negotiated contracts. Firm sales and transportation of natural gas used for central or space heating are directly related to weather conditions. Consequently, temperature variations can have a significant impact, both favorable and unfavorable, upon Boston Gas' revenues and earnings. Compared to normal, actual billing temperatures were 1% colder, 1% warmer and 4% colder in 1994, 1993 and 1992, respectively.

"Non-firm" sales and transportation services are generally provided to large commercial and industrial customers who can use gas and oil interchangeably or to other gas distribution utilities for resale. Non-firm services are dependent upon a number of factors, including the price of gas compared to competing fuels, gas supply availability, weather conditions and system capacity, both local and interstate. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel, which is generally residual fuel oil. Beginning November 1, 1993, gross margins from non-firm sales and transportation services ($10.9 million in 1994 and $8.2 million in 1993) in excess of a threshold based upon the prior season's experience are shared between firm customers and shareholders, 75% and 25%, respectively.

The following table provides information with respect to the volumes of gas sold and transported by Boston Gas during the three years 1992-1994. The table is in billions of cubic feet ("BCF") of natural gas at 1,000 B.T.U. per cubic foot.
                                          Years Ended December 31,
                                         1994       1993       1992
Firm Sales and Transportation
 Residential Heating                     37.8       38.1       37.9
 Residential Non-Heating                  3.6        3.8        3.9
 Commercial                              25.1       26.0       25.8
 Industrial                               4.8        5.0        4.9
 Seasonal Firm Contracts                 10.4       10.0        6.4
  Total Firm Sales                       81.7       82.9       78.9
  Firm Transportation                    13.8       12.4        7.4
   Total Firm Throughput                 95.5       95.3       86.3
Non-Firm Sales and Transportation
 Interruptible                            6.4        8.1       14.5
 Special Sales for Resale                 7.6        2.1        4.2
  Total Non-Firm Sales                   14.0       10.2       18.7
  Non-Firm Transportation                34.9       39.3       27.3
   Total Non-Firm Throughput             48.9       49.5       46.0
Total Throughput                        144.4      144.8      132.3

Residential heating sales include all gas sold to customers having central or space heating. Commercial sales include all gas sold to retail establishments and commercial properties including central-metered apartment houses and condominiums with five or more units. The growth in Boston Gas' firm transportation services, as depicted below, reflects changes in the gas industry (see "Gas Supply" and "Competition" sections).

FIRM THROUGHPUT (in BCF)
[Bar Chart--plot points below]
                    1990    1991   1992   1993     1994

Sales               65.4    64.3   78.9   82.9     81.7
Transportation       0.0     0.0    7.4   12.4     13.8
                    65.4    64.3   86.3   95.3     95.5

Boston Gas' operations are subject to Massachusetts statutes applicable to gas utilities as described in the "Regulation" section. Facility expansion is regulated by the Massachusetts Department of Public Utilities ("DPU"). Municipal, state and federal authorities have jurisdiction over the use of public ways, land and waters for gas mains and other distribution facilities.

Gas Supply

The following table provides statistical information with respect to Boston Gas' sources of supply during 1992-1994. The table is in BCF of natural gas at 1,000 B.T.U. per cubic foot.
                                         Years Ended December 31,
                                        1994       1993       1992
Natural Gas Purchases                   92.2       86.3        94.1
LNG Purchases                            4.2       13.4        12.4
 Total Purchases                        96.4       99.7       106.5
Change in Storage Gas                    4.5       (4.0)       (5.2)
Company Use, Unbilled and Other         (5.2)      (2.6)       (3.7)
 Total Sales                            95.7       93.1        97.6

Boston Gas purchases approximately 70% of its pipeline gas supplies directly from domestic and Canadian producers and marketers pursuant to long-term contracts which have been reviewed and approved by the DPU. Boston Gas purchases its remaining pipeline supplies from domestic sources pursuant to short-term, firm winter service agreements and on a spot basis. Boston Gas has diversified its pipeline gas supplies across major North American producing regions, including on and off-shore Gulf of Mexico and mid-continent areas in the United States, as well as from western Canada.

Pipeline supplies are transported on interstate pipeline systems to Boston Gas' service territory pursuant to transportation agreements approved by the Federal Energy Regulatory Commission ("FERC"). Boston Gas has also contracted with pipeline companies and others for the storage of natural gas and related transportation services from underground storage fields located in West Virginia, New York and Pennsylvania. Supplemental supplies of LNG and propane are purchased and produced from foreign and domestic sources.

All interstate pipelines serving Boston Gas have implemented service restructuring plans on terms and conditions approved pursuant to FERC Order No. 636. FERC Order No. 636, issued April 8, 1992, required interstate pipeline companies to unbundle gas sales contracts into separate gas sales, transportation and storage services. Accordingly, Boston Gas' firm bundled service with Algonquin Gas Transmission Company ("Algonquin"), a wholly-owned subsidiary of Texas Eastern Transmission Corporation ("Texas Eastern"), was converted to an annual firm transportation entitlement of 87.4 BCF. Similarly, Boston Gas' firm bundled sales service with Texas Eastern has been converted into an annual firm transportation entitlement of 102.3 BCF; and its firm bundled sales service with Tennessee Gas Pipeline Company ("Tennessee") has been converted to an annual transportation and storage entitlement of 79.4 BCF. In addition, Boston Gas has firm entitlements on interstate pipelines upstream of Tennessee, Texas Eastern, and Algonquin, with direct access to supply areas. Together, these transportation entitlements are used to transport natural gas purchased by Boston Gas from producing regions described above and from underground storage facilities to its service territory. Boston Gas holds direct entitlements to 17.2 BCF of storage capacity with Tennessee, Texas Eastern and others. The underlying transportation and storage agreements with Algonquin, Texas Eastern, and Tennessee have terms generally expiring no earlier than November 1996, April 2012, and November 2000, respectively. Boston Gas is provided rights of first refusal under FERC Order No. 636 to extend the terms of the majority of these transportation and storage contracts. Boston Gas considers the service reliability of its current natural gas portfolio to be comparable to that existing prior to FERC Order No. 636.

In addition to its domestic supply arrangements, Boston Gas has three contracts for the purchase of Canadian gas supplies. Boston Gas' contract with Boundary, Inc. provides for the purchase of 3.8 BCF of gas annually and expires in January 2003. Boston Gas also has contracts with Alberta Northeast Gas, Ltd. to purchase up to 4.8 BCF of gas annually, and with Imperial Oil of Canada, Ltd. for the purchase of 12.8 BCF of gas annually. These contracts expire in November 2003 and April 2007, respectively. Boston Gas has contracted with Iroquois Gas Transmission System, Tennessee and Algonquin to transport these gas supplies from the Canadian border to delivery points in Boston Gas' service territory.

Boston Gas has contracts, expiring in 1998, with Distrigas of Massachusetts Corporation ("DOMAC") for the purchase of an annual quantity of up to 2.0 BCF of LNG and for 1.0 BCF of LNG storage capacity and related vaporization services. Boston Gas also purchases LNG from DOMAC on a spot basis when prices are competitive with alternative supplies. DOMAC's affiliate, Distrigas Corporation, imports the LNG from Algeria pursuant to agreements with Sonatrach, the Algerian National Energy Company.

Boston Gas relies on supplemental supplies of storage gas, LNG and propane to meet firm sendout requirements which are greater than its firm pipeline capacity entitlements. The number of days that peak sendout can be maintained is limited by the capacity of Boston Gas' storage facilities for supplemental gas supplies and the rate at which these supplies can be sent out and subsequently replenished. Boston Gas owns or leases facilities which enable it to store the equivalent of 4.6 BCF of natural gas in liquid form as LNG and vaporize it for use during periods of high demand. The inventory for these facilities is provided by liquefaction of pipeline gas and from purchased LNG. Over the past five years, increased pipeline capacity has reduced Boston Gas' dependence on these more costly supplemental supplies. Boston Gas considers its peak day sendout capability, based on its total supply resources, adequate to meet the requirements of its firm customers.

Regulation

Boston Gas' operations are subject to Massachusetts statutes applicable to gas utilities. Rates, the territorial limit of Boston Gas' service area, purchase of gas, pipeline safety regulations, issuance of securities and affiliated party transactions are regulated by the DPU. Rates for firm sales and transportation provided by Boston Gas are subject to approval by, and are on file with, the DPU. In addition, Boston Gas has a cost of gas adjustment clause which allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers.

On October 30, 1993, the DPU allowed Boston Gas an annual revenue increase of $37.7 million, effective November 1, 1993, and also approved several rate design changes that reduce the volatility of its margins attributable to weather. The DPU also ordered a four-year phase-in of the cost of post-retirement benefits other than pensions. Boston Gas began billing the second year phase-in on November 1, 1994.

Changes stemming from FERC Order 636 are being considered at state levels. The DPU has initiated a proceeding to review alternative regulatory approaches, including regulation that is incentive or performance based.

Boston Gas and Eastern were granted an intrastate exemption from the provisions of the Public Utility Holding Company Act of 1935 ("the Act") under Section 3(a)(1) thereof, pursuant to an order of the Securities and Exchange Commission (the "SEC") dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975. On February 7, 1989, the SEC issued a proposed rule under the Act which would provide limits for non-utility related diversification by intrastate public utility holding companies, such as Eastern, that are exempt under the Act. Since its proposal in 1989, the SEC has taken no action with respect to this proposed rule. Eastern and Boston Gas cannot predict whether this proposed rule will be adopted or whether it will affect their exemption under the Act.

Seasonality and Working Capital

Boston Gas' revenues, earnings and cash flows are highly seasonal as most of its firm sales and transportation are directly related to temperature conditions. The majority of Boston Gas' earnings are generated in the first quarter with a seasonal loss occurring in the third quarter. Since the bulk of its revenues are billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, Boston Gas bills its customers over the heating season for pipeline demand charges paid by Boston Gas over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and results in short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of all factors, short-term borrowings are generally highest during the late fall and early winter.

Competition

Boston Gas competes with suppliers of fuel oil and electricity for residential, commercial and industrial customers. In addition, Boston Gas faces competition from other suppliers of natural gas for large commercial and industrial applications. Boston Gas' marketing efforts emphasize the continuing environmental benefits of natural gas, together with its reliability and long-term economic value as compared to oil and electricity. The clean burning nature of natural gas combustion and the absence of on-site fuel storage problems are major environmental advantages for natural gas.

Boston Gas increased annualized firm throughput by an estimated 3.8 BCF during 1994 through volume additions of 2.3 BCF in the firm residential and commercial/industrial markets and additions of 1.5 BCF through special contracts and transportation arrangements.

Increased activity in new residential construction, together with the accelerated marketing efforts to encourage conversion to natural gas, resulted in the addition of approximately 5,300 residential heating customers. Approximately 45% of Boston Gas' existing residential customers do not use gas for central heating, representing a prime marketing opportunity. Boston Gas targets this group through special programs with the objective of increasing the rate of heating conversion to natural gas. No customer, or group of customers under common control, accounted for 3% or more of the total firm revenues in 1994.

Considerable growth opportunity exists in the commercial and industrial markets, where Boston Gas' market penetration is only two-thirds the national average due to historical capacity limitations and the relatively late introduction of natural gas into New England. Despite low oil prices in 1994, the environmental advantages of natural gas and customers' desire for long-term value and price stability generated the highest level of new sales in this market segment in the past five years.

In June 1992, FERC granted Boston Gas the authority to make sales for resale in interstate commerce under the terms of a blanket marketing certificate. This additional sales authority allows Boston Gas to maximize the use of its supply entitlements, thereby minimizing the cost of gas to firm customers and making its sales rates more competitive.

FERC Order No. 636 and other regulatory changes have increased competition among existing and new suppliers of natural gas in Boston Gas' service area, particularly in the large commercial and industrial sectors (see "Gas Supply"). Boston Gas provides firm and interruptible transportation-only service to customers who may engage in direct purchases of natural gas from other suppliers. Firm transportation tariffs provide equal gross margin opportunity for Boston Gas regardless of whether the customer purchases gas directly from Boston Gas or purchases gas from a third party and arranges for transportation-only service on Boston Gas' distribution system. These services allow flexibility for customers and encourage conversions to natural gas, while providing increased opportunities for Boston Gas to increase throughput on its system and generate increased margins. Boston Gas has also received DPU approval to enter into contracts designed to compete for commercial and industrial customers with alternative energy options. As a result of these factors, Boston Gas believes it is well positioned to respond to such competition.

Boston Gas continues to pursue market opportunities in natural gas-powered vehicles as the passage of federal legislation has enhanced opportunities in this market. The City of Boston Fire Department recently removed restrictions which barred natural gas vehicles from city tunnels and major bridges, thus making the use of these vehicles more practical. Boston Gas achieved significant progress in 1994 through cooperative efforts with state and federal government agencies to obtain access to federal funding grants for fueling station infrastructure development. This funding will help provide additional commercial and municipal fleet fueling sites in the near future. Boston Gas' program in this market includes the installation of two Boston Gas-owned fueling stations, conversion of 103 Boston Gas vehicles and the establishment of pilot programs with a number of large fleet operators for on-site fueling to demonstrate the advantage of choosing natural gas to meet alternative fuel vehicle requirements.

Environmental Matters

Boston Gas may have or share responsibility for environmental remediation of certain former manufactured gas plant sites, as described in Note 11 appearing on pages 28 and 29. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 such sites owned by Boston

Gas, subject to a limited contribution by Boston Gas. A 1990 regulatory settlement with the DPU provides for recovery by Boston Gas of environmental costs associated with such sites over separate, seven-year amortization periods without a return on the unamortized balance. Although Boston Gas does not possess at this time sufficient information to reasonably determine the ultimate cost to it of such remediation, it believes that it is not probable that such costs will materially affect its financial condition or results of operations.

Properties

Boston Gas and Mass LNG own or lease facilities which enable them to liquefy natural gas in periods of low demand, store the resulting LNG and vaporize it for use in periods of high demand. Boston Gas owns and operates such a facility in Dorchester, Massachusetts, and Mass LNG leases one such facility in Lynn, Massachusetts, and a storage facility in Salem, Massachusetts. In addition, Boston Gas owns propane-air facilities at several locations throughout its service territory.

On December 31, 1994, Boston Gas' distribution system included approximately 5,700 miles of gas mains, 397,000 services and 522,000 active customer meters.

Boston Gas' mains and services are generally located on public ways or private property not owned by it. Boston Gas' occupation of such property is generally pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of Boston Gas are owned in fee. A portion of the utility properties and franchises of Boston Gas is pledged as security for its First Mortgage Bonds.

In 1994, Boston Gas' capital expenditures were $53.5 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer demand and for productivity enhancement initiatives. Boston Gas plans to spend approximately $58 million for similar purposes in 1995.

Employees

As of December 31, 1994, Boston Gas had 1,700 employees, 71% of whom were organized in six local unions with which Boston Gas has collective bargaining agreements. In 1993, after a seventeen-week work stoppage, Boston Gas entered into six-year labor contracts with the bargaining units, which provided for, among other things, annual wage increases of approximately 4%, updated work rules and changed health care coverage to a managed care program with cost sharing.
                           Midland Enterprises Inc.

Midland is primarily engaged through wholly-owned subsidiaries (together "Midland") in the operation of a fleet of barges and towboats, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and the Gulf of Mexico. Midland transports bulk commodities, a major portion of which is coal. Midland also performs repair work on marine equipment and operates two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal, and a marine fuel supply facility. In December 1993 Midland sold Chotin, its liquid barge operations, including its sole contract and trade name. In June 1994 Midland sold its barge construction and repair facility located in Louisiana.

Sales

The following table indicates the tonnages transported (in millions) for the period 1992--1994:
                       Years ended December 31,
                      1994      1993       1992
Dry Cargo             69.6      60.9       60.8
Liquid Cargo            --       1.6        1.6
 Total Tonnage        69.6      62.5       62.4

Tonnage in 1994 increased 11% over 1993 to a record 69.6 million tons, despite the absence of the liquid business, primarily due to a stronger economy as evidenced by increased shipments of coal, aggregates, ores, steel products and scrap. Coal tonnage in 1993 was negatively impacted by a prolonged United Mine Workers strike that disrupted coal shipments. Tonnage in 1993 increased slightly over 1992 due to increased shipments of non-coal commodities.

The following chart summarizes the ton miles of cargo transported (in billions) for the period 1990-1994:

TON MILES BY COMMODITY (in billions)
[Bar chart--plot points below]
           1990       1991       1992       1993        1994
 Coal      14.1       15.6       15.2       14.0        15.2

Grain       7.0        6.2        6.3        4.8         4.4
Other*      8.8        8.6        9.3       11.9        15.7
Liquid      2.0        1.7        1.6        1.5         0.0
Total      32.0       32.1       32.4       32.2        35.3

* Other includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, towing for others, and other dry cargo.

Ton miles are the product of tons and distance transported. The record ton miles in 1994 reflected the 11% increase in tonnage noted above. The slight decline in ton miles from 1992 to 1993 reflected shorter average hauls of approximately equal tonnage. In addition to changes in ton miles transported, Midland's revenues and earnings are affected by other factors such as competitive conditions, weather and the segment of the river system traveled, as described in the "Seasonality" and "Competition" sections.

The following table summarizes Midland's backlog of transportation and terminalling business under long-term contracts:
                                       Years ended December 31,
                                          1994         1993

Tons (in millions)                        168.8        165.5
Revenues (in millions)                   $422.8       $585.5
Portions of revenue backlog not
  expected to be filled within the
  current fiscal year                        77%          80%

The 1994 revenue backlog (which is based on contracts that extend beyond December 31, 1995) is shown at prices in effect on December 31, 1994, which are subject to escalation/de-escalation provisions. Since services under many of the long-term contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the anticipated requirements of these long-term contract customers. The 1994 revenue backlog decline from 1993 primarily reflects the amended terms of a contract with Gulf Power Company, which was in dispute at December 31, 1993. As amended, the contract's term and average trip length were reduced, accounting for a 35% decline in the revenue backlog. Other long-term contract extensions and additions were partially offsetting. The tonnage backlog was reduced 11% as a result of the Gulf Power contract amendment. However, this reduction was more than offset by other long-term contract additions and extensions, including the five-year contract extension with the Cincinnati Gas & Electric Company, Midland's largest customer, negotiated early in 1994.

The only significant raw material required by Midland is the diesel fuel to operate its towboats. Diesel fuel is purchased from a variety of sources and Midland regards the availability of diesel fuel as adequate for its operations.

Seasonality

Revenues during winter months tend to be lower than revenues for the remainder of the year due to the freezing of some northern rivers and waterways during winter months, increased coal consumption by electric utilities during the summer months, and the seasonal fall harvest of grain.

Competition

Midland's marine transportation business competes on the basis of price, service and equipment availability. Midland's primary competitors include other barge lines and railroads, including one integrated rail-barge carrier. There are a number of companies offering transportation services on the waterways served by Midland. In recent years, competition among major barge line companies has been intense due to an imbalance between barge supply and customer demand, impacted by economic conditions as well as at times by weak grain and coal export markets. This in turn has led to revenue and margin erosion, prompted cost and productivity improvements and some industry consolidation. During the second half of 1994, however, barge demand and supply moved closer to equilibrium with rates and margins improving. However, it is uncertain whether these short-term gains will be sustained.

Barge operators have maintained relatively low rate structures due to ongoing improvements in operating efficiencies and productivity. Consequently, the barge industry has generally been able to retain its competitive position with alternate methods of transportation for bulk commodities when the origin and destination of such movements are contiguous to navigable waterways.

Due to the capital-intensive, high fixed-cost nature of Midland's business, the negotiation of long-term contracts, which facilitate steady and efficient utilization of equipment is important to profitable operations. Midland's long-term transportation and terminalling contracts expire at various dates from January 1996 through June 2003. During 1994, approximately 38% of Midland's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses which excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of the contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Midland which results in termination of the contract, Midland would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.

No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1994. On the basis of past experience and its competitive position, Midland considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen.

Towboats, such as those operated by Midland, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the lower Mississippi River, where there are no locks to transit. Average rates charged per ton mile for barge transportation are generally substantially below those charged by railroads.

Environmental Matters

Midland is subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976, and the Oil Pollution Act of 1990, which permit the Coast Guard and the Environmental Protection Agency to assess penalties and clean-up costs for oil, hazardous substance, and hazardous waste discharges. Some of these acts also allow third parties to seek damages for losses caused by such discharges. Compliance with these acts has had no material effect on Midland's capital expenditures, earnings, or competitive position, and no such effect is anticipated.

Properties

As of December 31, 1994, Midland's marine equipment consisted of 2,378 dry cargo barges and 90 towboats. A substantial portion of this equipment is either mortgaged to secure Midland's equipment financing obligations or chartered under long-term leases from third parties.

In 1994, Midland's capital expenditures were $4.3 million. These expenditures were made principally for renewal of existing equipment. In 1995 Midland expects to spend approximately $25 million for capital equipment. The increase in capital expenditures reflects primarily the replacement of barges.

Employees

As of December 31, 1994, Midland employed 1,300 persons, of whom approximately 35% are represented by labor unions. One of Midland's labor contracts expires in July 1995.

                           Discontinued Operations

As previously noted, in November 1994 Eastern announced its intention to sell WaterPro. On March 2, 1995, Eastern signed a purchase and sale agreement to sell WaterPro at a cash price approximately equivalent to book value, subject to certain post-closing adjustments. The closing is scheduled to occur in the second quarter of 1995.

WaterPro is a wholesale distributor of components for the repair, improvement and expansion of municipal water supply and wastewater collection systems. WaterPro, headquartered in Edina, Minnesota, operates 28 distribution centers serving 20 states and has approximately 300 employees.

The primary products distributed by WaterPro include pipes, fire hydrants, valves, fittings, meters and other water system components which are purchased from a variety of sources, including nationally branded products made by prominent manufacturers. WaterPro regards these sources as adequate. Components are typically warehoused by WaterPro and then sold to contractors, as well as cities, towns and private water utilities for new systems, rehabilitation and improvement to existing lines and system expansion. WaterPro's business is affected by housing starts and related construction activity, municipal infrastructure spending levels and seasonal weather conditions.

Competition in WaterPro's business is intense and is based principally on price, service and product offering.

                                   General
Environmental Matters

Certain information with respect to Eastern's compliance with Federal and state environmental statutes may be found in Item 1(c) under "Boston Gas Company" and "Midland Enterprises Inc." and Note 11 appearing on pages 28 and 29.

Employees

Eastern and its wholly-owned subsidiaries employed 3,000 employees for continuing operations at December 31, 1994.

Item 2. Properties

Information with respect to this item may be found in Item 1(c) under "Boston Gas Company" and "Midland Enterprises Inc." Such information is incorporated herein by reference.

Item 3. Legal Proceedings

Information with respect to certain legal proceedings may be found in Notes 11 and 12 appearing on pages 28 through 29 and in Item 1(c) hereof under "Boston Gas Company" and "Midland Enterprises Inc." Such information is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Securities Holders

No matter was submitted to a vote of security holders in the fourth quarter of 1994.

Executive Officers of the Registrant

General

The table below identifies the executive officers of Eastern, who are appointed annually and serve at the pleasure of Eastern's Trustees.
                                                                        Office
                                                                         Held
       Name                             Title                     Age   Since
J. Atwood Ives          Chairman and Chief Executive Officer       58    1991
Richard R. Clayton      President and Chief Operating Officer      56    1991
Walter J. Flaherty      Senior Vice President and Chief
                        Financial Officer                          46    1992
Richard J. Klau         Senior Vice President--President of
                        WaterPro  Supplies Corporation             46    1991
Chester R. Messer       Senior Vice President--President of
                        Boston Gas Company                         53    1988
Fred C. Raskin          Senior Vice President--President of
                        Midland  Enterprises Inc.                  46    1991
L. William Law,         Senior Vice President, General Counsel
  Jr.                   and  Secretary                             50    1995

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

Walter J. Flaherty was Senior Vice President-Administration of Boston Gas from 1988 until joining Eastern in 1991 as its Senior Vice President and Chief Administrative Officer. He has been an employee of Eastern or its subsidiaries since 1971.

Richard J. Klau was President of Ionpure from 1989 to 1991. Prior to joining Ionpure in 1989, he was Vice President and General Manager of the Process Water Division of Millipore Corporation.

Chester R. Messer was Executive Vice President of Boston Gas in 1988. He was elected a Senior Vice President of Eastern in 1988, when he became President of Boston Gas. He has been an employee of Boston Gas since 1963.

Fred C. Raskin was Executive Vice President of Midland from 1988 to 1991. He was elected a Senior Vice President of Eastern in 1991, when he became President of Midland. He has been an employee of Eastern or its subsidiaries since 1978.

L. William Law, Jr. has been General Counsel and Secretary of Eastern since 1987. He was elected Senior Vice President in 1995. He has been an employee of Eastern or its subsidiaries since 1975.

                                   PART II.
Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

Eastern's common stock is traded on the New York, Boston and Pacific Stock Exchanges (ticker symbol EFU). The approximate number of shareholders at December 31, 1994 was 5,100.

Information with respect to this item may be found in the sections captioned "Cash Dividends Per Share" and "Stock Price Range" appearing on the inside back cover of the annual report to shareholders for the year ended December 31, 1994. Such information is incorporated herein by reference.

Item 6. Selected Financial Data

SUMMARY OF OPERATIONS

                                                                           Years Ended December 31,
(In thousands, except per share amounts)         1994           1993          1992          1991          1990           1989
Revenues:
 Boston Gas                                   $  660,158     $  614,294    $  594,330    $  527,928    $  554,509     $  559,692
 Midland                                         264,692        254,921       263,617       267,044       269,061        233,958
  Total revenues                                 924,850        869,215       857,947       794,972       823,570        793,650
Operating costs and expenses                     827,475        791,826       761,691       720,930       742,924        720,485
Operating earnings:
 Boston Gas                                       65,791         49,063        63,120        39,291        40,179         45,900
 Midland                                          35,805         33,001        38,277        40,471        43,950         34,535
 Headquarters                                     (4,221)        (4,675)       (5,141)       (5,720)       (3,483)        (7,270)

  Total operating earnings                        97,375         77,389        96,256        74,042        80,646         73,165
Other income (expense):
 Interest income                                   1,901          3,213         4,703         7,169        10,877          9,469
 Interest expense                                (38,464)       (35,039)      (33,537)      (29,700)      (27,022)       (24,818)

 Other, net                                        2,553         (1,056)       (2,414)       (2,546)        2,052          3,215
Earnings from continuing operations before
  income taxes                                    63,365         44,507        65,008        48,965        66,553         61,031
Provision for income taxes                        24,458         18,485        23,896        16,664        21,891         18,994
Earnings from continuing operations before
  extraordinary item and accounting changes       38,907         26,022        41,112        32,301        44,662         42,037
Earnings (loss) from discontinued
  operations, net((1))                            12,212        (58,182)       (3,206)       (3,674)       19,292         14,516
Extraordinary item net of tax((2))                    --        (45,500)           --            --            --             --
Cumulative effect of accounting
  changes((3))                                        --             --         8,209        (7,922)           --             --
Net earnings (loss)                           $   51,119     $  (77,660)   $   46,115    $   20,705    $   63,954     $   56,553
Financial statistics and ratios:
 Cash from operating activities               $  114,674     $   35,116    $   44,470    $   45,945    $   76,911     $   83,630
 Capital expenditures                             57,883         61,450        80,538       106,134        93,552         88,884
 Total assets                                  1,339,319      1,363,191     1,397,850     1,305,995     1,184,399      1,141,487
 Long-term debt                                  365,488        328,939       357,109       327,361       296,578        260,367
 Shareholders' equity                            374,134        363,738       517,906       502,886       513,160        498,017
 Debt/equity ratio                                 49/51          47/53         41/59         39/61         37/63          34/66
 Return on total capital((4))                        8.3%           5.8%          7.1%          6.2%          7.6%           7.5%
 Return on equity((4))                              10.5%           5.9%          8.1%          6.4%          8.8%           8.7%
 Shares outstanding at December 31                20,411         20,930        22,621        22,543        22,504         23,213
Per share data:
Earnings from continuing operations before
  extraordinary item and accounting
  changes                                     $     1.87     $      1.15   $     1.81    $     1.43    $     1.93     $     1.81
Earnings (loss) from discontinued
  operations, net                                    .59          (2.58)         (.14)         (.16)          .84            .62
Extraordinary item net of tax((2))                    --          (2.02)           --            --            --             --
Effect of accounting changes((3))                     --             --           .37          (.35)           --             --
Net earnings (loss)                           $     2.46     $    (3.45)   $     2.04    $      .92    $     2.77     $     2.43
Dividends declared                            $     1.40     $     1.40    $     1.40    $     1.40    $     1.40     $     1.40
Shareholders' equity                               18.33          17.38         22.89         22.31         22.80          21.45

(1) Includes Eastern's 15.01% investment in Peabody Holding Company, Inc., sold in 1990.
(2) Provision for coal miners retiree health care of $70,000 pretax.
(3) Accounting changes relating to income taxes in 1992 and retiree health care in 1991.
(4) Based on earnings from continuing operations before extraordinary item and accounting changes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following commentary should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Financial Statements.

1994 COMPARED TO 1993

Overview

The Company had net earnings of $51.1 million, or $2.46 per share, in 1994 compared to a net loss of $77.7 million, or $3.45 per share, in 1993. Net earnings from continuing operations, which consist of Eastern's two continuing business segments--Boston Gas and Midland, were $38.9 million, or $1.87 per share, in 1994, reflecting increases of 50% and 63%, respectively, over the comparable results of $26.0 million, or $1.15 per share, in 1993. As a result of Eastern's announced intention to sell WaterPro Supplies, the financial statements for 1994 and prior periods have been restated to account for Eastern's Water Products Group, which consisted of Ionpure Technologies, prior to its sale in 1993, and WaterPro, as a discontinued operation. See
Note 10. Eastern's financial results for 1993 and 1994 reflect a number of one-time gains and charges as well as the impact of unusual operating conditions that had a material effect on earnings in both years. Adjusting for these year-to-year variations, management estimates that earnings and earnings per share from continuing operations increased by approximately 14% and 23%, respectively, over 1993 results.

The net loss in 1993 included the effects of three substantial charges totaling $99.8 million, net of tax, or $4.43 per share, relating to an extraordinary provision for coal miners retiree health care obligations ($45.5 million, net of tax, or $2.02 per share), a write-down of WaterPro's goodwill ($45.0 million, with no tax benefit, or $2.00 per share) and the loss on the sale of Ionpure ($9.3 million, net of tax, or $.41 per share). See Notes 12 and 10, respectively, for discussion of these matters. The latter two charges are included in the loss from discontinued operations for 1993. In addition, the combined effects of a seventeen-week work stoppage at Boston Gas, severe flooding throughout the Midwest and a strike by the United Mine Workers ("UMW") significantly reduced operating results in 1993.

Included in 1994 is an after-tax gain of $8.0 million, or $.38 per share, resulting from the settlement of Eastern's lawsuit relating to its 1989 acquisition of Ionpure, offset in part by costs relating to the anticipated sale of WaterPro. This net gain is reflected in earnings from discontinued operations. Included in earnings from continuing operations is a gain of $1.5 million, or $.07 per share, resulting from the sale of Midland's barge construction and repair facility. Unusual weather patterns in 1994 had a negative impact on earnings and partially offset the combined favorable impact of these one-time items. Although record cold temperatures early in 1994 generated higher sales to Boston Gas firm customers, the margin benefit of those sales was more than offset by increased costs for both Boston Gas and Midland caused by the extreme weather. In addition, significantly warmer than normal weather materially reduced revenue and operating earnings at Boston Gas in the fourth quarter of 1994.

 (In millions)            1994        1993       Change
Revenues:
 Boston Gas              $660.2      $614.3         7%
 Midland                  264.7       254.9         4%
  Total                  $924.9      $869.2         6%

The increase in consolidated revenues from 1993 to 1994 reflects the impact of Boston Gas' November 1993 rate increase and significantly increased tonnages transported by Midland, partly offset by lower freight rates and the absence of revenues from its liquid barge business, which was sold in December 1993.

 (In millions)             1994       1993      Change
Operating Earnings:
 Boston Gas               $65.8      $49.1         34%
 Midland                   35.8       33.0          8%
 Headquarters              (4.2)      (4.7)        10%
  Total                   $97.4      $77.4         26%

The improvement in operating earnings from 1993 to 1994 primarily reflects the impact of Boston Gas' 1993 rate increase, partially offset by higher depreciation and property taxes, and at Midland, the effect of cost reduction and productivity improvement programs and better operating conditions, partially offset by lower rates for coal transportation contracts. A seventeen-week work stoppage at Boston Gas, record flooding in the Midwest and the UMW strike, which increased operating costs and disrupted traffic patterns at Midland, decreased operating earnings in 1993.

Earnings from continuing operations before income taxes increased to $63.4 million in 1994 from $44.5 million in 1993, primarily reflecting the increase in operating earnings described above, with higher interest expense and lower interest income offset by higher other income, as described in Note 8. The increase in interest expense reflects additional borrowings at Boston Gas and a full year of dividends paid on its preferred stock. The repurchase of shares in the fourth quarter of 1993 reduced funds available for investment in 1994, resulting in lower interest income in 1994. The effective tax rate in 1993 was 3% higher than in 1994 because of the additional deferred tax requirements resulting from the 1% increase in the federal tax rate, effective January 1, 1993.

As mentioned earlier, the 1993 net loss included an extraordinary provision of $70.0 million ($45.5 million, net of tax, or $2.02 per share) for coal miners retiree health care representing the estimated undiscounted liability for health care and death benefit premiums imposed by the Coal Industry Retiree Health Benefit Act of 1992, as described in Note 12.

Boston Gas

A $37.7 million annualized rate increase, which took effect November 1, 1993, increased 1994 revenues by $29.9 million. Increased sales to new and existing firm customers increased Boston Gas' revenues by $7.5 million. Although temperatures varied widely relative to normal over the course of 1994, they averaged 1.5% warmer than in 1993 and only 0.6% colder than normal in 1994. The record cold weather during the first quarter more than offset 18% warmer than normal weather in the fourth quarter, increasing revenues for the year by $5.5 million. The balance of the revenue increase was attributable to increased sales to non-firm customers. Most of the gross margins on these sales are credited to firm customers.

Operating earnings increased by $16.7 million as the benefit of the rate increase, stable labor conditions and sales of gas to new firm customers were partially offset by higher depreciation, property taxes and bad debts. In total, the weather decreased 1994 operating earnings by about $3 million, reflecting higher workload-related labor and operating costs associated with the unusually cold weather in the first quarter, partially offset by additional gross margins attributable to the weather.

Midland Enterprises

Revenues and operating earnings increased 4% and 8%, respectively, in 1994 over 1993 due to significant increases in dry cargo transportation, reduced operating and administrative expenses achieved through ongoing cost reduction and productivity programs, as well as the absence of increased costs associated with inefficiencies caused by the Mississippi River flooding and the UMW strike in 1993. Partially offsetting were contractual and market rate reductions negotiated early in 1994, the absence of the liquid barge business, which contributed 5% and 7% of 1993 revenues and operating earnings, respectively, and higher operating expenses associated with flooding and severe winter icing conditions early in 1994. Reflecting improved market and operating conditions, revenues and operating earnings for the second half of 1994 increased by 12% and 48%, respectively, over the comparable period in 1993.

Tonnages and ton miles increased 11% and 10%, respectively, in 1994 as increased shipments of coal, aggregates, ores and towing for others more than offset the sale of Midland's liquid barge business, which accounted for approximately 5% of ton miles in 1993. Coal tonnage increased 11% from 1993, reflecting a significant increase in spot shipments and increased demand for utility coal under long-term contracts. Excluding the liquid barge business, non-coal tonnage increased 20% over 1993, despite a 15% reduction in grain tonnage, primarily as a result of increased shipments of aggregates, steel, scrap and ores. The reduction in grain tonnage reflected management's decision to de-emphasize its commitment to the grain market and to concentrate on other business areas, principally on the Ohio and the lower Mississippi rivers.

In June 1994 Midland recognized a pretax gain of $2.3 million on the sale of its barge construction and repair facility in Louisiana. Midland had recorded a $3.5 million reserve in December 1993 for the shutdown costs and carrying charges associated with this facility. As mentioned earlier, Midland sold its liquid barge business at a pretax gain of $8.0 million in December 1993. These transactions are included in "Other income."

Discontinued Operations--Water Products Group

As described in Note 10, Eastern's Water Products Group has been accounted for as a discontinued operation as a result of the decision to sell WaterPro. For the ten months ended October 31, 1994, WaterPro's revenues increased 19% from the comparable period in 1993 and its operating earnings increased from $2.8 million to $7.8 million, reflecting market share gains, improved productivity and increased construction activity. Earnings from discontinued operations in 1994 also include $9.0 million received in settlement of a lawsuit relating to Eastern's acquisition of Ionpure and related legal expenses. Revenues from discontinued operations in 1993 include $40.7 million from Ionpure through its sale, effective October 1, 1993. The loss from discontinued operations in 1993 includes a $45.0 million write-down of WaterPro's goodwill, an operating loss of $1.9 million at Ionpure and a loss of $13.0 million on the sale of Ionpure. The estimated loss of $2.5 million, net of tax, from disposition of the Water Products Group reflects the anticipated losses through the closing date plus the estimated expenses associated with the sale of WaterPro.

1993 COMPARED TO 1992

 (In millions)         1993        1992       Change
Revenues:
 Boston Gas           $614.3      $594.3          3%
 Midland               254.9       263.6        (3)%
  Total               $869.2      $857.9          1%

Consolidated revenues increased slightly in 1993. Although a variety of market and economic factors affected the change, continued growth in the Boston Gas firm customer base offset decreases in coal and grain transportation at Midland.

 (In millions)             1993       1992      Change
Operating Earnings:
 Boston Gas               $49.1      $63.1        (22)%
 Midland                   33.0       38.3        (14)%
 Headquarters              (4.7)      (5.1)          8%
  Total                   $77.4      $96.3        (20)%

Consolidated operating earnings decreased from 1992, due primarily to the absence of a one-time benefit in 1992 that resulted from a modification to the gas cost recovery mechanism at Boston Gas that increased operating earnings by $11.6 million. In addition, record flooding in the Midwest and strikes by the UMW and Boston Gas union employees decreased revenues and increased operating expenses.

Earnings from continuing operations before income taxes decreased from $65.0 million in 1992 to $44.5 million in 1993, primarily reflecting the decrease in operating earnings described above, lower interest income and higher interest expense. Interest income decreased due to lower investment balances and rates. The increase in interest expense primarily reflected additional dividends paid on subsidiary preferred stock. The higher income tax rate in 1993 resulted from the 1% increase in the federal statutory rate, as described in Note 9.

The loss from discontinued operations for 1993 reflected the write-down of WaterPro goodwill and the loss on the sale of Ionpure, as described above.

Net earnings of $46.1 million in 1992 decreased to a loss of $77.7 million in 1993, reflecting the above-described 1993 extraordinary provision charge for coal miners retiree health care and the absence of the $8.2 million benefit recorded in 1992 for a change in the accounting for income taxes, as described in Note 9.

Boston Gas

Increased sales to Boston Gas firm customers, primarily to an electric utility on a seasonal-firm basis, increased revenue by $21.8 million and operating earnings by $4.9 million. Relatively low residual oil prices throughout 1993 limited sales to non-firm customers and reduced comparative revenues by nearly $15.0 million. However, the November 1993 rate increase and the pass through of higher gas costs were somewhat offsetting. The weather in 1993, which was 4.5% warmer than 1992, was 1.3% warmer than normal, decreasing revenues by $9.8 million and operating earnings by $1.7 million.

Excluding the $11.6 million benefit in 1992 of the modification to the gas cost recovery mechanism, operating earnings decreased by $2.4 million as the partial impact of the rate increase in combination with the benefit of ongoing load growth offset much of the increased expenses attributable primarily to the work stoppage.

Midland

Midland's transportation revenues decreased in 1993 primarily as a result of reduced coal and grain shipments caused by the severe flooding on the Mississippi and Illinois Rivers and reduced exports of both commodities, the curtailment of coal shipments under a major long-term contract and lower deliveries to electric utilities caused by the UMW strike. Midland's tonnage and ton miles were unchanged from 1992 despite several significant events that negatively affected the barge industry in general and Midland specifically. A decline in coal tonnage from 1992 primarily reflected reduced shipments to electric utilities due to the UMW strike (resolved in December), disruption in river traffic caused by flooding, and the cessation of coal shipments under a long-term contract. An increase in non-coal tonnage, despite a significant reduction in grain tonnage, served to replace the lower coal volume, although at lower margins. Benefits of cost savings programs helped to offset much of the lost margins. Higher coal terminal throughput was offset by lower phosphate terminalling.

In addition to restricting tonnage and altering traffic patterns, flooding increased operating costs and shifted business to less profitable markets.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1995 capital expenditure and working capital requirements, normal debt repayments and anticipated dividends to shareholders.

In addition to cash and short-term investments in excess of $60 million, Eastern also maintains a $100 million long-term revolving credit agreement plus other lines, all of which are available for general corporate purposes. At December 31, 1994 there were no borrowings outstanding under any of these facilities.

Eastern's capital structure is depicted in the chart below. The decrease in equity in 1993 reflects the impact of non-cash charges associated with the provision for coal miners retiree health care, the write-down of WaterPro goodwill and the loss on the sale of Ionpure. Through a combination of increased equity and debt, Eastern expects to continue its policy of capitalizing Boston Gas and Midland with approximately equal amounts of equity and long-term debt. Both subsidiaries maintain "A" ratings with the major rating agencies.

CAPITAL STRUCTURE ($ in millions)
[Bar chart--plot points below]

                             1990   1991   1992    1993    1994
Debt                         297    327     357    329      365
Equity                       513    503     518    364      374
Total Capital                810    830     875    693      740
L-T Debt/Total Capital        37%    39%     41%    47%      49%

During 1994 Boston Gas issued $50.0 million of Medium-Term Notes Series B, with a weighted average maturity of 21 years and coupon of 7.20%.

To meet working capital requirements which reflect the seasonal nature of the gas distribution business, Boston Gas had notes outstanding of $62.5 million at December 31, 1994, a decrease of $43.8 million from the prior year, primarily reflecting the use of proceeds from the issuance of medium-term notes.

Boston Gas also maintains a bank credit agreement which supports the issuance of up to $90 million of commercial paper to fund its inventory of gas supplies. At December 31, 1994, Boston Gas had outstanding $53.6 million of commercial paper for this purpose.

Consolidated capital expenditures are budgeted at approximately $83 million for 1995, two-thirds of which are for Boston Gas and the balance for Midland.

During 1994 Eastern repurchased 603,500 shares of its common stock for $14.6 million.

OTHER MATTERS

Boston Gas may have or share responsibility for environmental remediation of certain former manufactured gas plant sites, as described in Note 11. A subsidiary of New England Electric System has assumed responsibility for remediating eleven of the fifteen such sites owned by Boston Gas, subject to a limited contribution by the latter. A 1990 regulatory settlement agreement provides for recovery by Boston Gas of environmental costs associated with such sites over separate, seven-year amortization periods without a return on the unamortized balance. Although Eastern does not possess at this time sufficient information to reasonably determine the ultimate cost to Boston Gas of such remediation, it believes that it is not probable that such costs will materially affect Eastern's financial condition or results of operations.

Eastern may share responsibility for environmental remediation in the vicinity of a former coal tar processing facility in Everett, Massachusetts, as described in Note 11. Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remediation.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
                                                          Page
Consolidated Statements of Operations                       17
Consolidated Balance Sheets                                 18
Consolidated Statements of Cash Flows                       19
Consolidated Statements of Shareholders' Equity             20
Notes to Financial Statements                               21
Unaudited Quarterly Financial Information                   32
Independent Auditors' Report                                33
Management's Report on Responsibility                       33

CONSOLIDATED STATEMENTS OF OPERATIONS
                                      Years Ended December 31,
 (In thousands, except per
share amounts)                   1994          1993            1992
Revenues                       $924,850      $869,215        $857,947
Operating costs and
  expenses:
 Operating costs                668,287       642,603         619,754
 Selling, general and
  administrative expenses       100,332        96,024          94,392
 Depreciation and
  amortization                   58,856        53,199          47,545
Operating earnings               97,375        77,389          96,256
Other income (expense):
 Interest income                  1,901         3,213           4,703
 Interest expense               (38,464)      (35,039)        (33,537)
 Other, net                       2,553        (1,056)         (2,414)
Earnings from continuing
  operations before income
  taxes                          63,365        44,507          65,008
Provision for income taxes       24,458        18,485          23,896
Earnings from continuing
  operations before
  extraordinary item and
  accounting change              38,907        26,022          41,112
Earnings (loss) from
  discontinued operations,
  net of tax                     12,212       (58,182)         (3,206)
Earnings (loss) before
  extraordinary item and
  accounting change              51,119       (32,160)         37,906
Extraordinary provision
  for coal miners retiree
  health care, net of tax            --       (45,500)             --
Cumulative effect of
  change in accounting for
  income taxes                       --         --              8,209
Net earnings (loss)            $ 51,119      $(77,660)       $ 46,115
Earnings per share from
  continuing operations
  before extraordinary
  item and accounting
  change                           $1.87          $1.15           $1.81
Discontinued operations              .59         (2.58)           (.14)
Extraordinary provision
  for coal miners retiree
  health care, net of tax             --         (2.02)              --
Cumulative effect of
  change in accounting for
  income taxes                        --         --                 .37
Net earnings (loss) per
  share                            $2.46        $(3.45)           $2.04
The accompanying notes are an integral part of these financial statements. CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
(In thousands)                                                             1994             1993
ASSETS
Current assets:
 Cash and short-term investments                                        $   60,854       $   52,211
 Receivables, less reserves of $16,091 in 1994 and $13,945 in 1993          97,093          116,180
 Inventories                                                                60,207           71,136
 Deferred gas costs                                                         66,865           65,802
 WaterPro net assets held for sale                                          51,462           46,632
 Other current assets                                                        6,841           11,762
  Total current assets                                                     343,322          363,723
Investments:
 U.S. Filter                                                                44,847           44,292
 Other investments                                                           5,531            8,279
  Total investments                                                         50,378           52,571
Property and equipment, at cost                                          1,293,733        1,267,972
 Less--accumulated depreciation                                            518,110          485,827
  Net property and equipment                                               775,623          782,145
Other assets:
 Deferred post-retirement health care costs                                 97,589          101,182
 Deferred charges and other costs, less amortization                        72,407           63,570
  Total other assets                                                       169,996          164,752
  Total assets                                                          $1,339,319       $1,363,191
Liabilities and Shareholders' Equity
Current liabilities:
 Current debt                                                           $   67,774       $  114,335
 Accounts payable                                                           49,981           63,660
 Accrued expenses                                                           22,908           20,754
 Other current liabilities                                                  71,774           70,643
  Total current liabilities                                                212,437          269,392
Gas inventory financing                                                     53,578           59,297
Long-term debt                                                             365,488          328,939
Reserves and other liabilities:
 Deferred income taxes                                                      91,534           90,783
 Post-retirement health care                                               102,382          104,730
 Coal miners retiree health care                                            58,155           63,060
 Preferred stock of subsidiary                                              29,229           29,197
 Other reserves                                                             52,382           54,055
  Total reserves and other liabilities                                     333,682          341,825
Commitments and contingencies
Shareholders' equity:
 Common stock $1.00 par value; Authorized shares--50,000,000;
   Issued shares--20,651,925 in 1994 and 21,644,378 in 1993                 20,652           21,644
 Capital in excess of par value                                             37,712           61,778
 Retained earnings                                                         321,880          299,131
 Treasury stock at cost--241,395 shares in 1994 and 714,786  shares
  in 1993                                                                   (6,110)         (18,815)
  Total shareholders' equity                                               374,134          363,738
  Total liabilities and shareholders' equity                            $1,339,319       $1,363,191

  The accompanying notes are an integral part of these financial statements. CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
(In thousands)                                                   1994           1993           1992
Cash flows from operating activities:
 Net earnings (loss)                                           $ 51,119       $(77,660)      $ 46,115
 Adjustments to reconcile net earnings (loss) to net cash
   provided by operating activities:
  Discontinued operations non-cash charges and
    working capital changes                                      (4,830)        54,651          2,148
  Extraordinary provision for coal miners retiree health
    care, net of tax                                              --            45,500          --
  Accounting change for income taxes                              --             --            (8,209)
  Depreciation and amortization                                  58,856         53,199         47,545
  Income taxes and tax credits                                    7,452          7,993          8,774
  Other changes in assets and liabilities:
   Receivables                                                   19,087         (5,519)       (14,461)
   Inventories                                                    8,534         (7,874)       (14,649)
   Deferred gas costs                                            (1,063)       (24,934)       (26,994)
   Accounts payable                                             (13,679)           743          4,431
   Other                                                        (10,802)       (10,983)          (230)
 Net cash provided by operating activities                      114,674         35,116         44,470
Cash flows from investing activities:
 Capital expenditures                                           (57,883)       (61,450)       (80,538)
 Short-term investments                                          22,017        (14,411)        20,769
 Proceeds on sale of liquid barge business                        --            14,950          --
 Proceeds on sale of barge construction business                 12,695          --             --
 Other                                                           (6,619)        (2,101)        (6,688)
 Net cash used by investing activities                          (29,790)       (63,012)       (66,457)
Cash flows from financing activities:
 Dividends paid                                                 (29,779)       (31,697)       (31,634)
 Issuance of preferred stock by subsidiary                        --             --            29,436
 Changes in notes payable                                       (43,770)        51,356         (1,474)
 Changes in gas inventory financing                              (5,719)        10,666         17,461
 Proceeds from issuance of long-term debt                        50,000          --            53,000
 Repayment of long-term debt                                    (14,990)       (24,661)       (25,157)
 Repurchase of stock                                            (14,574)       (46,039)         --
 Other                                                            1,885            857            764
 Net cash provided (used) by financing activities               (56,947)       (39,518)        42,396
  Net increase (decrease) in cash and cash equivalents           27,937        (67,414)        20,409
  Cash and cash equivalents at beginning of year                 23,737         91,151         70,742
  Cash and cash equivalents at end of year                       51,674         23,737         91,151
  Short-term investments                                          9,180         28,474         14,063
 Cash and short-term investments                               $ 60,854       $ 52,211       $105,214

  The accompanying notes are an integral part of these financial statements. CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               Common         Capital In
                                                Stock         Excess Of      Retained       Treasury
(In thousands)                              $1 Par Value      Par Value      Earnings        Stock          Total
Balance at December 31, 1991                   $23,613         $112,622      $394,651       $(28,000)      $502,886
 Add (deduct):
 Net earnings                                     --              --           46,115          --            46,115
 Dividends declared--$1.40 per share              --              --          (31,660)         --           (31,660)
 Foreign currency translation
   adjustment                                     --              --             (367)         --              (367)
 Unearned compensation related to the
   issuance of restricted stock, net              --             (1,079)        --             1,371            292
 Issuance of stock                                  22              507         --               111            640
Balance at December 31, 1992                    23,635          112,050       408,739        (26,518)       517,906
 Add (deduct):
 Net loss                                         --              --          (77,660)         --           (77,660)
 Dividends declared--$1.40 per share              --              --          (31,711)         --           (31,711)
 Repurchase of stock                              --              --            --           (46,039)       (46,039)
 Retirement of stock                            (2,000)         (50,732)        --            52,732          --
 Foreign currency translation
   adjustment                                     --              --             (237)         --              (237)
 Unearned compensation related to the
   issuance of restricted stock, net              --                262         --               105            367
 Issuance of stock                                   9              198         --               905          1,112
Balance at December 31, 1993                    21,644           61,778       299,131        (18,815)       363,738
 Add (deduct):
 Net earnings                                     --              --           51,119          --            51,119
 Dividends declared--$1.40 per share              --              --          (29,003)         --           (29,003)
 Repurchase of stock                              --              --            --           (14,574)       (14,574)
 Retirement of stock                            (1,000)         (24,312)        --            25,312          --
 Unearned compensation related to the
   issuance of restricted stock, net              --                345         --               105            450
 Unrealized gains, on investments
   available for sale, net                        --              --              633          --               633
 Issuance of stock                                   8              (99)        --             1,862          1,771
Balance at December 31, 1994                   $20,652         $ 37,712      $321,880       $ (6,110)      $374,134

  The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1. Accounting Policies

The consolidated financial statements include the accounts of Eastern Enterprises ("Eastern"), Boston Gas Company ("Boston Gas") and Midland Enterprises Inc. ("Midland"). Financial information for Water Products Group, consisting of WaterPro Supplies Corporation ("WaterPro") and Ionpure Technologies Corporation ("Ionpure"), has been restated to conform to discontinued operations presentation (See Note 10).

Certain prior year financial statement information has been reclassified to be consistent with the current presentation. All material intercompany balances and transactions have been eliminated in consolidation. Certain accounting policies followed by Eastern and its subsidiaries are described below:

Cash and short-term investments: Highly liquid instruments with original maturities of three months or less are considered cash equivalents.

Inventories: Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) or average cost method. The components of inventories were as follows:
                                                  December 31,
(In thousands)                                 1994          1993

Supplemental gas supplies                     $46,844      $53,152
Other materials, supplies and marine fuel      13,363       17,984
                                              $60,207      $71,136

Investment in U.S. Filter: Eastern holds 3,041,092 shares or 18% of the voting stock of U.S. Filter. Eastern accounts for its investment in U.S. Filter using the equity method, with a lag of one fiscal quarter. The difference of approximately $20 million between the carrying value of Eastern's investment and its share of the underlying net assets of U.S. Filter is being amortized over a period of 40 years.

Other current liabilities: Included in other current liabilities were:

                                                  December 31,
(In thousands)                                 1994         1993
Pipeline refunds due utility customers        $18,720      $ 8,029
Pipeline transition costs regulatory
  liability                                    11,560       24,174
Reserves for insurance claims                   8,809        8,285
Dividends payable                               7,154        7,930
Coal miners retiree health care                10,538        6,940

Revenue recognition: Boston Gas' revenues are recorded when billed. Boston Gas defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to the period in which the gas is billed to customers. Midland recognizes revenue on tows in progress on the percentage of completion method based on miles traveled.

Depreciation and amortization: Depreciation and amortization are provided using the straight-line method at rates designed to allocate the cost of property and equipment over their estimated useful lives. Because the rates of depreciation on commercial equipment vary with each property unit, it is impractical to state each rate individually. Depreciation and amortization as a percentage of average depreciable assets was as follows:

                        Years Ended
                       December 31,
                      1994       1993
Boston Gas             5.2%       4.0%
Midland                3.9%       4.2%
Headquarters          12.4%      11.2%

Earnings per share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Such shares amounted to 20,789,000 in 1994, 22,530,000 in 1993 and 22,654,000 in 1992.
Fully diluted earnings per share were not materially different from primary earnings per share.

2. Business Segment Information

Operating results and other financial data are presented for Eastern's two business segments: Boston Gas, a local gas distribution company serving eastern and central Massachusetts, and Midland, a barge transportation company operating on the inland waterways.

 (In thousands)                  1994           1993            1992
Revenues:
 Boston Gas                   $  660,158     $  614,294      $  594,330
 Midland                         264,692        254,921         263,617
                              $  924,850     $  869,215      $  857,947
Operating earnings:
 Boston Gas                   $   65,791     $   49,063      $   63,120
 Midland                          35,805         33,001          38,277
 Headquarters                     (4,221)        (4,675)         (5,141)
                              $   97,375     $   77,389      $   96,256
Identifiable assets, net
  of depreciation and
  reserves:
 Boston Gas                   $   833,620    $   834,440     $  738,604
 Midland                         345,625        373,144         395,097
 Headquarters                    160,074        155,607         264,149
                              $1,339,319     $1,363,191      $1,397,850
Capital expenditures:
 Boston Gas                   $   53,504     $   47,057      $   51,136
 Midland                           4,337         14,191          29,327
 Headquarters                         42            202              75
                              $   57,883     $   61,450      $   80,538
Depreciation and
  amortization:
 Boston Gas                   $   35,809     $   27,566      $   22,493
 Midland                          22,659         25,288          24,607
 Headquarters                        388            345             445
                              $   58,856     $   53,199      $   47,545

Operating loss under "Headquarters" reflects unallocated corporate general and administrative expenses. Identifiable assets under "Headquarters" include primarily cash, short-term investments, WaterPro net assets held for sale and the investment in U.S. Filter.

3. Long-Term Obligations and Current Debt

Credit agreement and lines of credit: In 1994 Eastern negotiated a credit agreement with a group of banks which provides for the borrowing by Eastern and certain subsidiaries of up to $100,000,000 at any time through December 31, 1999. In addition, Boston Gas maintains committed lines of credit totaling $40,000,000. At December 31, 1994 and 1993 no borrowings were outstanding under credit agreements. The interest rate for borrowings is the agent bank's prime rate or, at Eastern's option, various alternatives. The agreement and lines require facility or commitment fees, which average 1/8 of 1% of the commitment. Boston Gas utilizes the credit agreement and the lines of credit to back its commercial paper borrowings. In addition, Eastern and Boston Gas have various uncommitted lines of credit which are utilized for short-term borrowings and provide for interest at federal funds, money market or prime rates. Included in current debt were $62,530,000 and $106,300,000 of commercial paper and notes payable with weighted average interest rates of 5.93% and 3.50% at December 31, 1994 and 1993, respectively.

Gas inventory financing: Boston Gas maintains a credit agreement with a group of banks which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. All costs related to this funding are recoverable from customers. Boston Gas had $53,578,000 and $59,297,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1994 and 1993, respectively. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a one-year revolving credit which may be converted to a two-year term loan at the option of Boston Gas if the one-year revolving credit is not renewed by the banks. Boston Gas may select interest rate alternatives based on prime or Eurodollar rates and requires a facility fee of 1/10 of 1% on the commitment. No borrowings were outstanding under this agreement during 1994 and 1993.

Description of long-term debt:
 Long-term debt:                                              December 31,
(In thousands)                                             1994          1993
Boston Gas:
 7.95%-9% Sinking Fund Debentures,
  due 1997-2001                                          $ 60,000      $ 63,142
 8.33%-9.75% Medium-Term Notes, Series A,
  due 2005-2022                                           100,000       100,000
 6.93-8.50% Medium-Term Notes, Series B,
  due 2006-2024                                            50,000            --
 First Mortgage Bonds-8.375% Series,
  due 1996                                                  2,880         3,360
 Capital leases                                             5,690         7,008
 Less--current portion                                     (1,890)       (2,165)
                                                          216,680       171,345
Midland:
 First Preferred Ship Mortgage Bonds-
   9.9% Series, due 2008                                   48,758        48,692
 8.1%-9.85% Medium-Term Notes,
  Series A, due 2002-2012                                  71,000        75,000
 Promissory Note, due 1995                                     --         3,031
 8.8% Ship Financing Bond, due 1996                            --           938
 Capital leases                                            32,404        35,804
 Less--current portion                                     (3,354)       (5,871)
                                                          148,808       157,594
                                                         $365,488      $328,939

In 1994 Boston Gas issued $50,000,000 of Medium-Term Notes, Series B, with a weighted average maturity of 21 years and coupon of 7.2%. The Series B Notes include $12,000,000 maturing in 2006 with a put option at par in 1999 and an interest rate step up from 8.09% to 8.59% in 1999. Proceeds from the issuances reduced current debt.

Boston Gas' First Mortgage Bonds are secured by a first mortgage lien on a portion of Boston Gas' utility properties and franchises.

Midland's First Preferred Ship Mortgage Bonds and Medium-Term Notes are secured by certain transportation equipment.

Capital leases consist of property and equipment lease obligations with a weighted average interest rate of 9.68%. Minimum lease payments under these agreements are due in installments through 2003.

Five-year operating lease and sinking fund commitments: In addition to the property and equipment financed under capital leases, Eastern and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through the year 2008. Total rentals charged to expense were $10,882,000 in 1994, $10,131,000 in 1993 and $8,653,000 in 1992.

Future minimum lease commitments under operating leases are $9,547,000, $8,586,000, $5,372,000, $2,633,000, $1,925,000 for 1995 through 1999, respectively, and $7,176,000 thereafter.

Sinking fund requirements and maturities, net of amounts acquired in advance are $5,243,000, $7,593,000, $13,086,000, $12,975,000 and $18,482,000 for 1995
through 1999, respectively.

4. Preferred Stock of Subsidiary

In 1992 Boston Gas sold 1,200,000 shares of variable-term cumulative preferred stock, which is non-voting and has a liquidation value of $25 per share. In 1993, Boston Gas selected a Final Term ending September 1, 2018 and fixed the annual dividend rate at 6.421%, payable quarterly. The Final Term requires 5% annual sinking fund payments beginning on September 1, 1999. The preferred stock cannot be called prior to 2003.

5. Stock Plans

Eastern has a stock option plan which provides for the issuance of non-qualified stock options, incentive stock options and stock appreciation rights ("SARs") to its officers and key employees. Options and SARs may be granted at prices not less than fair market value on the date of grant for periods not extending beyond ten years from the date of grant. Exercise of an option requires surrender of the related SAR, if any. Exercise of an SAR requires surrender of the related option.

Shares available for future grants under the stock option plans were 98,988 at December 31, 1994, 199,334 at December 31, 1993 and 188,806 at December 31, 1992. Stock options exercisable at December 31, 1994 and 1993 were 438,291 and 389,188 respectively. SARs exercisable at December 31, 1994 and 1993 were 124,150 and 121,100, respectively.

Option activity during the past three years was as follows:

                                          Average          Stock
                                       option price       options        SARs
Outstanding at December 31, 1991          $25.72          631,281       169,595
 Granted                                   27.06            2,000            --
 Exercised                                 21.79          (20,569)      (22,647)
 Surrendered                               21.49          (22,647)       (1,850)
 Canceled                                  28.47           (5,220)       (2,410)
Outstanding at December 31, 1992          $26.00          584,845       142,688
 Exercised                                 21.93          (10,109)       (8,588)
 Surrendered                               21.97           (8,588)         (120)
 Canceled                                  29.16           (1,940)         (970)

                                          Average          Stock
                                       option price       options         SARs
 Outstanding at December 31, 1993         $26.12          564,208       133,010
 Granted                                   24.24          108,000            --
 Exercised                                 20.38           (7,547)         (150)
 Surrendered                               21.69             (150)           --
 Canceled                                  29.29           (9,800)       (4,900)
Outstanding at December 31, 1994          $25.83          654,711       127,960

Under Restricted Stock Plans for key employees and non-employee trustees, Eastern awarded 6,000 shares in 1994, 4,000 shares in 1993 and 52,500 shares in 1992. Eastern recognized compensation expense of $450,000 in 1994, $367,000 in 1993 and $292,000 in 1992 in accordance with the vesting terms of these awards. Shares available for future awards under these plans were 42,500 shares at December 31, 1994 and 48,500 at December 31, 1993.

6. Common Stock Purchase Rights

On February 22, 1990, Eastern declared a distribution to shareholders of record on March 5, 1990, pursuant to the terms of a Common Stock Rights Agreement between Eastern and the Rights Agent (currently The First National Bank of Boston), of one common stock purchase right for each outstanding share of common stock. Each right would initially entitle the holder to purchase one share of common stock at an exercise price of $100.00, subject to adjustment to prevent dilution. The rights become exercisable on the 10th business day after a person acquires 20% or more of Eastern's stock or commences a tender offer for 20% or more of Eastern's stock, or on the 10th business day after Eastern's Board of Trustees determines that a shareholder owning at least 10% of Eastern's stock is an "adverse person," based on criteria specified in the rights agreement. The rights may be redeemed by Eastern at a price of $.01 at any time prior to the 10th day after a 20% position has been acquired. The rights will expire on March 5, 2000.

If Eastern is acquired in a merger or other business combination, each right will entitle its holder to purchase common shares of the acquiring company having a market value of twice the exercise price of each right (i.e., at a 50% discount). If an acquiror purchases 20% of Eastern's common stock or has been determined to be an "adverse person," each right will entitle its holder to purchase a number of Eastern's common shares having a market value of twice the right's exercise price.

7. Interest Expense
                                              Years Ended December 31,
(In thousands)                            1994         1993          1992
   Interest on long-term debt           $32,430      $31,326       $31,781
   Other, including amortization of
  debt expense                            5,040        3,488         2,988
   Less--capitalized interest              (932)      (1,164)       (1,637)
   Subsidiary preferred stock
  dividends                               1,926        1,389           405
   Interest expense                     $38,464      $35,039       $33,537
   Interest payments                    $36,686      $34,040       $33,002

8. Other Income (Expense)

                                                 Years Ended December 31,
(In thousands)                               1994         1993          1992

   Shutdown and subsequent sale of
  barge construction facility               $2,600      $(3,500)       $    --
   Gain on sale of liquid barge
  business                                      --        7,988             --
   Provision for environmental expenses       (725)      (5,715)        (2,500)
   Other                                       678          171             86
                                            $2,553      $(1,056)       $(2,414)

9. Income Taxes

The table below reconciles the statutory U.S. Federal income tax provision from continuing operations to the recorded income tax provision:

                                                 Years Ended December 31,
(In thousands)                               1994         1993          1992
   Statutory rate                                35%          35%           34%
   Computed provision for income taxes
  at statutory Federal rate                 $22,178      $15,577       $22,103
   Increase (decrease) from statutory
  rate resulting principally from:
    State taxes, net of Federal benefit       2,083        1,636         2,165
    Deferred tax effect of change in
  statutory rate                               --          1,419          --
    Other, net                                  197         (147)         (372)
   Provision for income taxes               $24,458      $18,485       $23,896
   Effective rate                                39%          42%           37%

Following is a summary of the provision for income taxes:

                                                 Years Ended December 31,
(In thousands)                               1994         1993          1992
   Current:
     Federal                                $18,059      $ 9,598       $14,059
    State                                       821        1,197         3,677
     Total current provision                 18,880       10,795        17,736
   Deferred:
     Federal                                  3,194        6,370         5,560
    State                                     2,384        1,320           600
     Total deferred provision                 5,578        7,690         6,160
   Provision for income taxes               $24,458      $18,485       $23,896
   Tax payments                             $17,951      $10,809       $ 6,656

Effective January 1, 1992, Eastern adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" by recording a credit to income of approximately $8,209,000 or $.37 per share, which represents the net decrease to the deferred tax liabilities for non-utility operations as of that date. This amount has been reflected in the consolidated statement of operations as the cumulative effect of the accounting change. The cumulative effect for Boston Gas and the impact of the 1993 tax increase have been recorded as a regulatory asset and are being recovered in accordance with Boston Gas' 1993 rate order.

The Revenue Reconciliation Act of 1993 increased the statutory Federal income tax rate from 34% to 35%, effective January 1, 1993. The provision for income tax in 1993 includes approximately $447,000 for the impact of the rate change on current earnings, and approximately $1,419,000 to reflect the additional deferred tax requirements for non-utility operations as of January 1, 1993, in accordance with SFAS 109.

Significant items making up deferred tax liabilities and deferred tax assets are as follows:
                                              December 31,
(In thousands)                            1994           1993
Assets:
 Unbilled revenue                      $  30,978       $  30,924
 Coal miners retiree health care          24,043          24,500
 Bad debt reserve                          6,285           5,429
 Regulatory liabilities                    5,233           5,494
 Deferred investment tax credits           5,213           5,437
 Other                                    15,561          12,464
  Total deferred tax assets               87,313          84,248
Liabilities:
 Accelerated depreciation               (131,310)       (130,005)
 Deferred gas costs                      (23,455)        (23,861)
 Other                                   (25,245)        (17,830)
  Total deferred tax liabilities        (180,010)       (171,696)
  Total deferred taxes                 $ (92,697)      $ (87,448)

10. Discontinued Operations

On November 8, 1994, Eastern announced its intention to sell WaterPro. On March 2, 1995, Eastern signed a purchase and sale agreement to sell WaterPro at a cash price approximately equivalent to book value, subject to certain post-closing adjustments. The sale of WaterPro, which is scheduled to close in the second quarter of 1995, will complete the disposition of Eastern's Water Products Group, which consisted of WaterPro and Ionpure prior to the sale of the latter in 1993. The disposal of Water Products Group has been accounted for as a discontinued operation and accordingly, its net assets and operating results for both the current and prior periods are segregated and reported as discontinued operations in the accompanying consolidated financial statements.

Following is a summary of results of operations for the Water Products Group through the measurement date of October 31, 1994 and the estimated gain or loss on disposition:

 (In thousands)                             1994       1993        1992
Revenues                                  $189,125   $230,632    $233,487
Earnings (loss) before income taxes       $ 17,544   $(61,129)   $ (1,977)
Provision (benefit) for income taxes         2,832     (2,947)      1,229
Earnings (loss) from operations of
  discontinued operations                   14,712    (58,182)     (3,206)
Loss on disposition before income taxes     (3,850)        --          --
Benefit for income taxes                     1,350         --          --
Loss on disposition                         (2,500)        --          --
Net earnings (loss) from discontinued
  operations                              $ 12,212   $(58,182)   $ (3,206)

The tax provision from operations in 1994 includes a benefit of $1,760,000 related to a tax examination of Ionpure concluded during that year. The net loss on disposition of $2,500,000 reflects an accrual for estimated expenses on the sale of WaterPro, including anticipated losses from operations from the measurement date through the expected disposal date.

Earnings (loss) from operations of discontinued operations include the following:

 (In thousands)                             1994       1993        1992
Operations                                  $6,591    $(2,094)    $(2,150)
Writedown of WaterPro goodwill                --      (45,000)       --
Sale of Ionpure                              1,038     (9,300)       --
Settlement of lawsuit concerning
  Ionpure acquisition,
  net of legal costs                         7,083     (1,788)     (1,056)
                                           $14,712   $(58,182)    $(3,206)
11. Environmental Matters

Boston Gas, like many other companies in the natural gas industry, is party to governmental actions requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas currently owns fifteen former MGP sites. Massachusetts Electric Company ("MEC"), a wholly-owned subsidiary of New England Electric System ("NEES"), has assumed full responsibility for remediating one such MGP site in Lynn, Massachusetts, pursuant to the decision of the First Circuit Court of Appeals in John S. Boyd Inc. et al. v. Boston Gas Company, et al., which affirmed that NEES and its subsidiaries are responsible for remediating the site as prior owners and operators. Pursuant to a settlement agreement between MEC and Boston Gas (the "Settlement Agreement"), MEC has also assumed responsibility for remediating ten other sites owned by Boston Gas, subject to limited contribution by Boston Gas. Boston Gas is working with the Massachusetts Department of Environmental Protection (the "DEP") to determine the extent of remediation which may be required at the four former MGP sites currently owned by Boston Gas and not covered by the Settlement Agreement or the Boyd decision. Boston Gas is aware of other former MGP sites located within Boston Gas' service territory but not currently owned by Boston Gas. A 1990 settlement agreement with the Massachusetts Department of Public Utilities provides for recovery by Boston Gas through the cost of gas adjustment clause of any environmental response costs associated with MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. Due to uncertainties as to the extent and sources of releases of compounds, as well as the nature and extent of any required remediation, management does not possess at this time sufficient information to reasonably determine the ultimate cost to Boston Gas of remediation at such sites, but believes that it is not probable that such costs will materially affect Eastern's financial condition or results of operations, particularly given Boston Gas' limited financial exposure due to the Settlement Agreement as well as its ability to recover all such costs incurred.

Eastern is aware of certain non-utility sites, associated with operations in which it is no longer involved, for which it may have or share environmental remediation responsibility. While Eastern has provided reserves that cover some anticipated costs of remediation of the site of a former coal tar processing facility in Everett, Massachusetts (the "Facility") and believes that it has provided adequate reserves to cover the estimated costs of remediation of the other such sites, the extent of Eastern's potential liability at such sites is not yet determinable.

The Facility, which was located on a 10-acre parcel of land formerly owned by Eastern, was operated by predecessors of Allied-Signal, Inc. from the early 1900s until 1937 and by Koppers Company, predecessor of Beazer East, Inc. (and Eastern's controlling stockholder until 1951) from 1937 until 1960 when the Facility was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Allied-Signal entered into an Administrative Consent Order with the DEP in 1989 which requires that they jointly investigate and develop a remedial response plan for the Facility site, including any area where a release from that site may have come to be located. The companies have entered into a cost-sharing agreement under which each company has agreed to bear one-third of the costs of compliance with the Consent Order, while preserving any claims it may have against the other companies. In 1993 the companies completed preliminary remedial measures, including abatement of seepage of materials into the adjacent Island End River, a 29-acre tidal river which is part of Boston harbor. Studies have identified compounds that may be associated with coal tar and/or oil in soil and ground water at the site and adjacent areas and in the Island End River sediments. The National Oceanic and Atmospheric Administration and the Coast Guard are working with the DEP in connection with further investigation and possible remediation of river sediment conditions. In addition, the U.S. Environmental Protection Agency is currently evaluating the Facility site and the Island End River for possible designation as a federal priority Superfund site. In light of uncertainties as to the extent and sources of releases of compounds, the nature of any required remediation, the area and volume of soil, ground water and/or sediments that may be included, the possibility of participation by additional potentially responsible parties and the apportionment of liability, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remedial measures. Eastern is recovering certain costs of its legal defense and may be entitled to recovery of remediation costs from its insurers with respect to this matter.

12. Coal Miners Retiree Health Care

In September 1993 Eastern received notice from the Social Security Administration ("SSA") claiming that Eastern is responsible for health care and death benefit premiums for certain retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). The amount of premiums requested aggregates in excess of $5,000,000 to cover an initial 20 month period ending September 30, 1994, and relates to retired miners who are said to have worked for Eastern's Coal Division prior to the transfer of those operations to a subsidiary in 1965. Eastern has not yet received a bill for subsequent periods. Eastern has filed a lawsuit in the Federal District Court for Massachusetts challenging the constitutionality of the Coal Act as applied to it, and asserting a claim against Peabody Holding Company, Inc. ("Peabody"), to which Eastern sold its coal subsidiaries in 1987, that any liabilities under the Coal Act should be borne by Peabody and such subsidiaries. Eastern has posted security to delay payment of premiums pending the outcome of its constitutional challenge. Eastern is aware of several other lawsuits challenging the constitutionality of the Coal Act.

In 1993 Eastern recorded a reserve of $70,000,000 to provide for its estimated undiscounted obligations under the Coal Act. This amount was reflected as an extraordinary item of $45,500,000 net of tax or $2.02 per share, in accordance with the conclusions of the Financial Accounting Standard Board's Emerging Issues Task Force, which has determined that any entity such as Eastern which no longer has operations in the coal industry should account for its entire obligation under the Coal Act as an extraordinary item. Eastern's obligation could range from zero to more than $100 million depending on the outcome of its constitutional challenge or its claim against Peabody, or other factors including administrative review of assigned individuals, medical inflation rates, Medicare reimbursements and other changes in government health care programs.

13. Retiree Benefits

Eastern and its subsidiaries, through various company administered plans and other union retirement and welfare plans under collective bargaining agreements, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age is 65 but provision is made for earlier retirement. Pension benefits for salaried plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. Employees hired before 1993 who are participants in the pension plans become eligible for health care benefits if they reach retirement age while working for Eastern. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and collective bargaining agreements and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA"). The net cost for these plans and agreements charged to expense was as follows:

Pensions
                                                     Years Ended December 31,
(In thousands)                                   1994         1993         1992
Service cost                                 $  4,792     $  4,282     $  3,852
Interest cost on projected benefit
obligation                                     10,005        9,791        8,940
Actual return on plan assets                   (6,540)     (21,690)     (12,945)
Net amortization and deferral                  (3,903)      10,674        2,572
Total net pension cost of
company-administered plans                      4,354        3,057        2,419
Multi-employer union retirement and
welfare plans                                     309          377          321
Total net pension cost                       $  4,663     $  3,434     $  2,740

Health Care
                                                  Years Ended December 31,
(In thousands)                               1994          1993           1992

Service cost                              $   907        $ 1,566        $ 1,459
Interest cost on accumulated benefits
  obligation                                6,038          8,035          8,847
Actual return on plan assets                 (755)          (282)          (173)
Net amortization and deferral              (2,739)        (1,183)          (247)
Boston Gas deferral                         3,472         (2,275)        (4,447)
  Total retiree health care cost          $ 6,923        $ 5,861        $ 5,439

The following table sets forth the funded status of company-administered plans and amounts recorded in Eastern's consolidated balance sheet as of December 31, 1994 and 1993 using actuarial measurement dates as of October 1, 1994 and 1993:

                                        Pensions             Health Care
(In thousands)                      1994       1993       1994        1993
Accumulated benefit
  obligation:
 Vested benefits                  $113,306   $104,355  $  75,983    $  67,492
 Non-vested benefits                15,195     13,275     15,069       15,741
                                   128,501    117,630     91,052       83,233
Effect of future salary
  increases                         18,896     18,820      --           --
Projected benefit obligation
  ("PBO")                         $147,397   $136,450  $  91,052    $  83,233
Plan assets at fair value         $155,808   $152,925  $  11,611    $  10,856
 Less PBO                          147,397    136,450     91,052       83,233
Plan assets in excess of (less
  than) PBO                          8,411     16,475    (79,441)     (72,377)
Unrecognized net obligation at
  December 31, 1985 being
  amortized over 15 years            2,542      2,951      --           --
Unrecognized net (gain) loss       (12,498)   (19,638)    (7,119)     (15,171)
Unrecognized prior service
  cost (benefit)                    16,313     15,837    (15,822)     (17,182)
Amounts contributed to plans
  during fourth quarter                534        476      --           --
Unfunded accumulated benefits       (2,591)    (1,291)     --           --
Net asset (reserve) at            $          $
  December 31                       12,711     14,810  $(102,382)   $(104,730)

The above vested health care benefits include $66,544,000 and $58,380,000 for retirees in 1994 and 1993, respectively. To fund health care benefits under its collective bargaining agreements Boston Gas maintains a Voluntary Employee Beneficiary Association ("VEBA"), to which it makes contributions from time to time. Plan assets are invested in equity securities, fixed-income investments and money market instruments.

Following are the assumptions used in the actuarial measurements:

                                            1994         1993
Discount rate                                7.5%         7.5%
Return on plan assets                        8.5%         8.5%
Increase in future compensation              5.0%         5.0%
Health care inflation trend                 11.0%        12.0%

The health care inflation trend is assumed to drop gradually to 5% after 6 years. A one-percentage-point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost charged to expense and the accumulated benefit obligation by $73,000 and $7,227,000 and, $62,000 and $6,440,000, respectively, in 1994 and 1993.

14. Fair Values of Financial Instruments

Effective January 1, 1994, Eastern adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity. Pursuant to SFAS 115, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported as a component of shareholders' equity. At December 31, 1994 the difference between the fair value and the original cost of these securities is a net gain of $633,000.

The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Cash, short-term investments and debt: The carrying amounts approximate fair value because of the short maturity of those instruments. Short-term debt includes notes payable, gas inventory financing and other miscellaneous short-term liabilities.

Long-term debt and preferred stock of subsidiary: The fair values are based on currently quoted market prices.

The carrying amounts and estimated fair values of Eastern's financial instruments are as follows:

                                             December 31,
(In thousands)                       1994                   1993
                             Carrying     Fair     Carrying       Fair
                              Amount      Value      Amount      Value

Cash and short-term
  investments                $ 60,854   $ 60,854   $ 52,211     $ 52,211
Short-term debt               116,108    116,108    165,596      165,596
Long-term debt                370,732    372,869    336,975      384,850
Preferred stock of
  subsidiary                   29,229     26,250     29,197       30,600

15. Unaudited Quarterly Financial Information

                                        For the three months ended
 (In thousands, except per                  June       Sept
share amounts)                  Mar 31,     30,        30,        Dec 31
1994:
Revenues                       $372,468   $191,793   $139,222    $221,367
Operating earnings (loss)        57,126     14,256       (478)     26,471
Earnings (loss) from
  continuing operations
  before income taxes            47,832      7,970     (9,413)     16,976
Earnings (loss) from
  continuing operations          28,862      5,015     (5,594)     10,624
Earnings (loss) from
  discontinued operations          (174)     1,146      2,481       8,759
Net earnings (loss)            $ 28,688   $  6,161   $ (3,113)   $ 19,383
Earnings (loss) per share
  from continuing operations      $1.38       $.24      $(.27)       $.52
Earnings (loss) per share
  from discontinued
  operations                       (.01)       .05        .13         .42
Net earnings (loss) per share     $1.37        $29      $(.14)       $.94
1993:
Revenues                       $324,077   $195,312   $123,033    $226,793
Operating earnings (loss)        49,230     12,832     (7,142)     22,469
Earnings (loss) from
  continuing operations
  before income taxes            41,109      5,184    (14,652)     12,866
Earnings (loss) from
  continuing operations
  before extraordinary item      25,340      3,581    (10,370)      7,471
Loss from discontinued
  operations                     (2,315)      (317)   (10,628)    (44,922)
Extraordinary item net of
  tax                                --      --         --        (45,500)
Net earnings (loss)            $ 23,025   $  3,264   $(20,998)   $(82,951)
Earnings (loss) per share
  from continuing operations
  before extraordinary item       $1.12       $.16      $(.46)      $  .33
Loss per share from
  discontinued operations          (.10)      (.02)      (.47)       (1.99)
Extraordinary item net of tax        --       --         --          (2.02)
Net earnings (loss) per
  share                           $1.02       $.14      $(.93)      $(3.68)

INDEPENDENT AUDITORS' REPORT

To the Trustees and Shareholders of Eastern Enterprises:

We have audited the accompanying consolidated balance sheets of Eastern Enterprises (a Massachusetts voluntary association) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Enterprises and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Note 9 to the consolidated financial statements, effective January 1, 1992 the company changed its method of accounting for income taxes. As explained in Note 14 to the consolidated financial statements, effective January 1, 1994 the company changed its method of accounting for securities.

Arthur Andersen LLP

Boston, Massachusetts
January 25, 1995 (except with respect to the matter discussed in Note 10, as to which the date is March 2, 1995).

                    MANAGEMENT'S REPORT ON RESPONSIBILITY

The management of Eastern Enterprises is responsible for the preparation, integrity and fair presentation of the company's financial statements. These statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's informed judgments and estimates. The financial statements have been audited by the independent accounting firm of Arthur Andersen LLP which was given unrestricted access to all financial records and related data.

Eastern maintains a system of internal control over financial reporting which is designed to provide reasonable assurance to the company's management and Board of Trustees regarding the preparation of reliable financial statements and the safeguarding of assets. The system includes a documented organizational structure and division of responsibility, an internal audit staff, the careful selection and development of personnel and established policies and procedures, including policies to foster a strong ethical climate and control environment, which are communicated throughout Eastern.

The Audit Committee of the Board of Trustees, consisting solely of outside trustees, meets periodically with management, internal auditors and the independent auditors to review internal accounting controls, and the accounting principles and practices used to report financial condition and the results of operations. The Audit Committee also annually recommends to the Board of Trustees the selection of independent auditors.

                                       J. Atwood Ives
                                       Chairman and
                                       Chief Executive Officer

                                       Walter J. Flaherty
                                       Senior Vice President and
                                       Chief Financial Officer

                                       James J. Harper
                                       Vice President and Controller

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.
                                  PART III.

Item 10. Directors and Executive Officers of the Registrant

Information with respect to this item may be found in the section captioned "Information With Respect to Nominees and Trustees" appearing on pages 4 through 6 of the 1995 definitive Proxy Statement. Such information is incorporated herein by reference. See also the item captioned "Executive Officers of the Registrant" at the end of Part I hereof.

Item 11. Executive Compensation

Information with respect to this item may be found in the section captioned "Compensation of Executive Officers" appearing on pages 8 through the second full paragraph on page 13 of the 1995 definitive Proxy Statement. Such information is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information with respect to this item may be found in the sections captioned "Information With Respect to Certain Shareholders" appearing on pages 2 and 3 and "Stock Ownership of Trustees and Executive Officers" appearing on page 7 of the 1995 definitive Proxy Statement. Such information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information with respect to this item may be found in the last paragraph in the section captioned "Compensation of Trustees" appearing on page 12 of the 1995 definitive Proxy Statement. Such information is incorporated herein by reference.

                                   PART IV.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
(a) (1) and (2) List of Financial Statements and Financial Statement
Schedules

Exhibits and Financial Statement Schedules to the Form 10-K have been included only with the copies of the Form 10-K filed with the SEC. A copy of this Form 10-K, including a list of exhibits and Financial Statement Schedules is available free of charge upon written request to: Corporate Relations Department, Eastern Enterprises, 9 Riverside Road, Weston, MA 02193.

TRUSTEES AND OFFICERS

Trustees                                               Officers
J. Atwood Ives(1)            Thomas W. Jones(2)        J. Atwood Ives
Chairman and                 President and             Chairman and
 Chief Executive Officer      Chief Operating Officer   Chief Executive Officer
Eastern Enterprises          Teachers Insurance and    Richard R. Clayton
Richard R. Clayton            Annuity Association/     President and
President and                 College Retirement        Chief Operating Officer
 Chief Operating Officer      Equities Fund            Walter J. Flaherty
Eastern Enterprises          New York, NY              Senior Vice President and
Nelson J. Darling, Jr.(2,3)  Harold T. Miller(1,3,4)    Chief Financial Officer
Trustee and Director         Retired Chairman and      Richard J. Klau
Boston, MA                    Chief Executive Officer  Senior Vice President and
Samuel Frankenheim(2,3)      Houghton Mifflin Company   President, WaterPro
Counsel                      Boston, MA                 Supplies Corporation
Ropes & Gray                 William J. Pruyn          Chester R. Messer
Boston, MA                   Retired Chairman          Senior Vice President and
Dean W. Freed(1,2)           Eastern Enterprises        President, Boston Gas
Director and                 William G. Salatich(1,4)   Company
 Retired Chairman            President                 Fred C. Raskin
EG&G, Inc.                   William G. Salatich       Senior Vice President and
Wellesley, MA                 Consulting Inc.           President, Midland
Robert P. Henderson(1,3,4)   Northfield, IL             Enterprises Inc.
Chairman                     Rina K. Spence(3,4)       L. William Law, Jr.
Greylock Management Corp.    President and             Senior Vice President,
Boston, MA                    Chief Executive Officer   General Counsel and
Leonard R. Jaskol(4)         RKS Health Ventures        Secretary
Chairman and                 Cambridge, MA             Michael J. Cawley
 Chief Executive Officer                               Vice President--
Lydall, Inc.                                            Risk Management
Manchester, CT                                         James J. Harper
                                                       Vice President and
                                                       Controller
                                                       Jane W. McCahon
                                                       Vice President--
                          (1) Executive Committee      Corporate Relations
                          (2) Audit Committee          Jean A. Scholtens
                          (3) Nominating Committee     Vice President and
                          (4) Compensation Committee   Treasurer

(3) LIST OF EXHIBITS

3.1 -- Declaration of Trust of Eastern Enterprises, as amended through April 27, 1989 (filed as Exhibit 3.1 to Quarterly Report of Eastern Enterprises on Form 10-Q for the quarter ended June 30, 1989).*
3.2 -- By-Laws of Eastern Enterprises, as amended through July 23, 1992 (filed as Exhibit 3.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended June 30, 1992).*
          (NOTE: Eastern agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of Eastern or any of its subsidiaries. Such instruments are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of Eastern and its subsidiaries on a consolidated basis.)
4.1 -- Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of February 22, 1990, and Exhibits attached thereto (filed as Exhibits to Form 8-K of Eastern dated March 1, 1990).*
4.1.1 -- Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995, with respect to Common Stock Rights Agreement.
10.1 -- Gas Transportation Contract between Boston Gas Company and Tennessee Gas Pipeline Company dated as of September 1, 1993 (filed as Exhibit
          10.1 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.2 -- Gas Transportation Contracts between Boston Gas Company and Texas Eastern Transmission Corporation dated December 30, 1993 (filed as Exhibits 10.2 and 10.3 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.3 -- Gas Transportation Contracts between Boston Gas Company and Algonquin Gas Transmission Company dated December 30, 1993 (filed as Exhibits
          10.4 and 10.5 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.4 -- Gas Sales Contract between Boston Gas Company and Esso Resources Canada, Limited, dated as of May 1, 1989, as amended, (filed as Exhibits 10.12 and 10.12.1 to the Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1989 (File no. 2-23416)).*
10.5 -- Gas Sales Agreement between Boston Gas Company and Alberta Northeast Gas Limited, dated as of February 7, 1991 (filed as Exhibit 10.16 to the Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1990 (File no. 2-23416)).*
10.6 -- Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas Transmission System, L.P., dated as of February 7, 1991 (filed as Exhibit 10.17 to the Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1990 (File no. 2-23416)).*
10.7 -- Eastern's Deferred Compensation Plan for Trustees, as amended (filed as Exhibit 10.7 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1993).*(a)
10.8 -- Eastern's 1982 Stock Option Plan, as amended (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992).*(a)
10.9 --   Eastern's 1995 Stock Option Plan. (a)
10.10 --  Eastern's Supplemental Executive Retirement Plan, as amended (filed as
          Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994).*(a)
10.11 -- Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended (filed as Exhibit 10.12 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990).*(a)
10.12 --  Eastern's Executive Incentive Compensation Plan, as amended (filed as
          Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992).*(a)
10.13 -- Salary Continuation Agreements between Eastern and certain officers (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for quarter ended September 30, 1994).*(a)
10.14 -- Agreement dated November 27, 1991 between Eastern and J. Atwood Ives (filed as Exhibit 10.14 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991).*(a)
10.15 -- Agreement dated October 25, 1991 between Eastern and Richard R. Clayton (filed as Exhibit 10.15 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991).*(a)
10.16 -- Agreement dated April 28, 1994 between Eastern and J. Atwood Ives (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994).*(a)
10.17 -- Agreement dated April 28, 1994 between Eastern and Richard R. Clayton (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994).*(a)
10.18 -- Eastern's Headquarters Retirement Plan, as amended and restated (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991).*(a)
10.18.1-- Amendment to Eastern's Headquarters Retirement Plan, dated October
          27,1994. (a)
10.19 -- Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991).*(a)
10.19.1-- Amendment to Midland Enterprises Inc. Salaried Retirement Plan, dated
          November 4, 1994.(a)
10.20 --  Boston Gas Company Retirement Plan, as amended and restated (filed as
          Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991).*(a)
10.20.1-- Amendment to Boston Gas Company Retirement Plan, dated December 5,
          1994. (a)
10.21 -- Trust Agreement made as of October 2, 1987 between Eastern and The Bank of New York, as amended (filed as Exhibit 10.19 to the Annual Report of Eastern on Form 10-K for the year ended December 31,
          1990).*(a)
10.22 -- Eastern's Retirement Plan for Non-Employee Trustees, as amended (filed as Exhibit 10.22 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992).*(a)
10.23 -- Eastern's 1992 Restricted Stock Plan (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992).*(a)
10.24 --  Eastern's Restricted Stock Plan for Non-Employee Trustees (filed as
          Exhibit 10.24 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992).*(a)
10.25 -- Eastern's 1994 Deferred Compensation Plan (filed as Exhibit 10.22 to Annual Report of Eastern on Form 10-K for year ended December 31,
          1993).*(a)
10.26 -- Eastern's Executive Stock Purchase Loan Plan (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for quarter ended September 30, 1994).*(a)
13.1 -- Portions incorporated herein of annual report to shareholders for the year ended December 31, 1994. With the exception of the sections captioned "Cash Dividends Per Share" and "Stock Price Range" appearing on the inside back cover of the said annual report which are incorporated by reference in Item 5 of this Form 10-K, said annual report is not deemed filed as part of this report.
21.1 --   Subsidiaries of the registrant.

Eastern will furnish a copy of any exhibit not included herewith to any holder of Eastern's common stock upon payment of the cost of reproduction and mailing.

(B) REPORTS ON FORM 8-K
There were no reports on Form 8-K filed in the fourth quarter of 1994.

*Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.
  (a) Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    EASTERN ENTERPRISES
                                    Registrant
                                    By /s/ JAMES J. HARPER
                                    JAMES J. HARPER
                                    Vice President and Controller
                                    (Chief Accounting Officer)
Date: March 15, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 1995.

        SIGNATURE                                        TITLE

  /s/ J. ATWOOD IVES
  -----------------------
  J. ATWOOD IVES             Chairman and Chief Executive Officer and Trustee

  /s/ RICHARD R. CLAYTON
  -----------------------
  RICHARD R. CLAYTON         President and Chief Operating Officer and Trustee

  /s/ WALTER J. FLAHERTY
  -----------------------
  WALTER J. FLAHERTY         Senior Vice President and Chief Financial Officer

  /s/ NELSON J. DARLING, JR.
  -----------------------
  NELSON J. DARLING, JR.     Trustee

  /s/ SAMUEL FRANKENHEIM
  -----------------------
  SAMUEL FRANKENHEIM         Trustee

  /s/ DEAN W. FREED
  -----------------------
  DEAN W. FREED              Trustee

  /s/ ROBERT P. HENDERSON
  -----------------------
  ROBERT P. HENDERSON        Trustee

  /s/ LEONARD R. JASKOL
  -----------------------
  LEONARD R. JASKOL          Trustee

  /s/ THOMAS W. JONES
  -----------------------
  THOMAS W. JONES            Trustee

  /s/ HAROLD T. MILLER
  -----------------------
  HAROLD T. MILLER           Trustee

  /s/ WILLIAM J. PRUYN
  -----------------------
  WILLIAM J. PRUYN           Trustee

  /s/ WILLIAM G. SALATICH
  -----------------------
  WILLIAM G. SALATICH        Trustee

  /s/ RINA K. SPENCE
  -----------------------
  RINA K. SPENCE             Trustee

                     EASTERN ENTERPRISES AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              DECEMBER 31, 1994
         (SUBMITTED IN ANSWER TO ITEMS 14(A)(1) AND (2) OF FORM 10-K,
                     SECURITIES AND EXCHANGE COMMISSION)
                             FINANCIAL STATEMENTS

                                                                   Page

EASTERN ENTERPRISES AND SUBSIDIARIES:
Report of independent public accountants on schedules              F-2
Consent of independent public accountants                          F-2


                    SCHEDULES (PAGES F-3 THROUGH F-5)

II Valuation and qualifying accounts and reserves

Schedules not listed above are omitted as not applicable or not required under the rules of Regulation S-X.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO EASTERN ENTERPRISES:

We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Eastern Enterprises Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 25, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page F-1 are the responsibility of Eastern's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Boston, Massachusetts
January 25, 1995                             ARTHUR ANDERSEN LLP

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 25, 1995, included in, and incorporated by reference into, Eastern Enterprises Annual Report on this Form 10-K for the year ended December 31, 1994, into Eastern's previously filed Post-Effective Amendment No. 1 to Form S-16 Registration Statement No. 2-71614 on Form S-3 and Form S-8 Registration Statements No. 2-77146, No. 33-19990, No. 33-40862 and No. 33-56424.

Boston, Massachusetts
March 15, 1995                              ARTHUR ANDERSEN LLP

SCHEDULE II

                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     For the Year Ended December 31, 1994
                                 (Thousands)

                                      Additions        Deductions
                                                         Charges
                                                           for
                     Balance     Charged                  Which       Balance
                     December    to Costs    Charged     Reserves     December
                       31,         and       to Other      Were         31,
Description            1993      Expenses    Accounts    Created        1994
Reserves
  deducted from
  assets--
 Reserves for
  doubtful
  accounts           $ 13,945    $15,864     $     0     $(13,718)    $ 16,091
 Reserves for
  loss on
  investments        $     19    $     0     $     0     $      0     $     19
Reserves
  included in
  liabilities--
 Reserve for
  post-retirement
  health
   care              $104,730    $ 1,103     $ 2,186     $ (5,637)    $102,382
 Reserve for
  coal miners
  retiree health
   care                70,000          0           0       (1,307)      68,693
 Reserves for
  employee
  benefits             10,661      8,716       1,279       (8,203)      12,453
 Reserves for
  environmental
  expenses             10,866        175         125       (1,316)       9,850
 Reserves for
  insurance
  claims                9,167      7,004       2,127       (8,408)       9,890
 Other                 19,611      7,854      (4,255)      (4,457)      18,753
  Total
  liability
  reserves           $225,035    $24,852     $ 1,462     $(29,328)    $222,021

SCHEDULE II
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     For the Year Ended December 31, 1993
                                 (Thousands)

                                      Additions        Deductions
                                                         Charges
                                                           for
                     Balance     Charged                  Which       Balance
                     December    to Costs    Charged     Reserves     December
                       31,         and       to Other      Were         31,
Description            1992      Expenses    Accounts    Created        1993
Reserves
  deducted from
  assets--
 Reserves for
  doubtful
  accounts           $ 11,835    $13,127     $     0     $(11,017)    $ 13,945
 Reserves for
  loss on
  investments        $     19    $     0     $     0     $      0     $     19
Reserves
  included in
  liabilities--
 Reserve for
  post-retirement
  health
   care              $102,221    $ 1,331     $ 6,805     $ (5,627)    $104,730
 Reserve for
  coal miners
  retiree health
   care                     0     70,000           0            0       70,000
 Reserves for
  employee
  benefits             11,473      8,635        (692)      (8,755)      10,661
 Reserves for
  environmental
  expenses              6,746      5,639        (159)      (1,360)      10,866
 Reserves for
  insurance
  claims                9,202      6,369       1,098       (7,502)       9,167
 Other                 23,252      7,532      (6,887)      (4,286)      19,611
  Total
  liability
  reserves           $152,894    $99,506     $   165     $(27,530)    $225,035

SCHEDULE II
                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     For the Year Ended December 31, 1992
                                 (Thousands)

                                      Additions        Deductions
                                                         Charges
                                                           for
                     Balance     Charged                  Which       Balance
                     December    to Costs    Charged     Reserves     December
                       31,         and       to Other      Were         31,
Description            1991      Expenses    Accounts    Created        1992
Reserves
  deducted from
  assets--
 Reserves for
  doubtful
  accounts           $ 10,443    $12,444     $     0     $(11,052)    $ 11,835
 Reserves for
  loss on
  investments        $     19    $     0     $     0     $      0     $     19
Reserves
  included in
  liabilities--
 Reserve for
  post-retirement
  health
   care              $102,181    $10,040     $   432     $(10,432)    $102,221
 Reserves for
  employee
  benefits             10,897      9,300        (130)      (8,594)      11,473
 Reserves for
  environmental
  expenses              7,367      2,500         282       (3,403)       6,746
 Reserves for
  insurance
  claims               10,235      7,032         232       (8,297)       9,202
 Other                 13,034      3,762      15,844       (9,388)      23,252
  Total
  liability
  reserves           $143,714    $32,634     $16,660     $(40,114)    $152,894

EXHIBIT INDEX

See Item 14(a)(3), "List of Exhibits," for statement of the location of exhibits incorporated by reference.

Exhibit

3.1 -- Declaration of Trust of Eastern Enterprises, as amended through April 27, 1989 (incorporated by reference).
3.2 -- By-Laws of Eastern Enterprises, as amended through July 23, 1992 (incorporated by reference).
4.1 -- Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of February 22, 1990, and Exhibits attached thereto (incorporated by reference).
4.1.1-- Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995.
10.1 -- Gas Transportation Contract between Boston Gas Company and Tennessee Gas Pipeline Company dated as of September 1, 1993 (incorporated by reference).
10.2 -- Gas Transportation Contracts between Boston Gas Company and Texas Eastern Transmission Corporation dated December 30, 1993 (incorporated by reference).
10.3 -- Gas Transportation Contracts between Boston Gas Company and Algonquin Gas Transmission Company dated December 30, 1993 (incorporated by reference).
10.4 -- Gas Sales Contract between Boston Gas Company and Esso Resources Canada, Limited, dated as of May 1, 1989, as amended (incorporated by reference).
10.5 -- Gas Sales Agreement between Boston Gas Company and Alberta Northeast Gas Limited, dated as of February 7, 1991 (incorporated by reference).
10.6 -- Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas Transmission System, L.P., dated as of February 7, 1991 (incorporated by reference).
10.7 -- Eastern's Deferred Compensation Plan for Trustees, as amended (incorporated by reference).
10.8 --   Eastern's 1982 Stock Option Plan, as amended (incorporated by reference).
10.9 --   Eastern's 1995 Stock Option Plan.
10.10 -- Eastern's Supplemental Executive Retirement Plan, as amended (incorporated by reference).
10.11 -- Trust Agreement between Eastern and Shawmut Bank of Boston N.A., as amended (incorporated by reference).
10.12 -- Eastern's Executive Incentive Compensation Plan, as amended (incorporated by reference).
10.13 -- Salary Continuation Agreements between Eastern and certain officers, as amended (incorporated by reference).
10.14 -- Agreement dated November 27, 1991 between Eastern and J. Atwood Ives (incorporated by reference).
10.15 -- Agreement dated October 25, 1991 between Eastern and Richard R. Clayton (incorporated by reference).
10.16 -- Agreement dated April 28, 1994, between Eastern and J. Atwood Ives (incorporated by reference).
10.17 -- Agreement dated April 28, 1994, between Eastern and Richard R. Clayton (incorporated by reference).
10.18 -- Eastern's Headquarters Retirement Plan, as amended and restated (incorporated by reference).
10.18.1-- Amendment to Eastern's Headquarters Retirement Plan dated October 27,
          1994.
10.19 -- Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (incorporated by reference).
10.19.1-- Amendment to Midland Enterprises Inc. Salaried Retirement Plan, dated
          November 4, 1994.
10.20 -- Boston Gas Company Retirement Plan, as amended and restated (incorporated by reference).
10.20.1-- Amendment to Boston Gas Company Retirement Plan, dated December 5,
          1994.
10.21 -- Trust Agreement made as of October 2, 1987 between Eastern and The Bank of New York, as amended (incorporated by reference).
10.22 -- Eastern's Retirement Plan for Non-Employee Trustees, as amended (incorporated by reference).
10.23 --  Eastern's 1992 Restricted Stock Plan (incorporated by reference).
10.24 -- Eastern's Restricted Stock Plan for Non-Employee Trustees (incorporated by reference).
10.25 --  Eastern's 1994 Deferred Compensation Plan (incorporated by reference).
10.26 --  Eastern's Executive Stock Purchase Loan Plan (incorporated by reference).
13.1 -- Portions incorporated herein of annual report to shareholders for the year ended December 31, 1994.
21.1 --   Subsidiaries of the registrant.