Form 10-K/A
period 1994-12-31
EASTERN ENTERPRISES
filed 1995-03-16
CIK 311259

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A

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


The purpose of this Form 10-K/A filing is to include Exhibit 27 which was omitted from the original filing.

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
21.1 --   Subsidiaries of the registrant.
27.  --   Eastern's Financial Data Schedule.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                    EASTERN ENTERPRISES
                                    Registrant
                                    By /s/ JAMES J. HARPER
                                    JAMES J. HARPER
                                    Vice President and Controller
                                    (Chief Accounting Officer)
Date: March 15, 1995.

EXHIBIT INDEX

See Item 14(a)(3), "List of Exhibits," for statement of the location of exhibits incorporated by reference.

Exhibit

3.1 -- Declaration of Trust of Eastern Enterprises, as amended through April 27, 1989 (incorporated by reference).
3.2 -- By-Laws of Eastern Enterprises, as amended through July 23, 1992 (incorporated by reference).
4.1 -- Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of February 22, 1990, and Exhibits attached thereto (incorporated by reference).
4.1.1-- Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995.
10.1 -- Gas Transportation Contract between Boston Gas Company and Tennessee Gas Pipeline Company dated as of September 1, 1993 (incorporated by reference).
10.2 -- Gas Transportation Contracts between Boston Gas Company and Texas Eastern Transmission Corporation dated December 30, 1993 (incorporated by reference).
10.3 -- Gas Transportation Contracts between Boston Gas Company and Algonquin Gas Transmission Company dated December 30, 1993 (incorporated by reference).
10.4 -- Gas Sales Contract between Boston Gas Company and Esso Resources Canada, Limited, dated as of May 1, 1989, as amended (incorporated by reference).
10.5 -- Gas Sales Agreement between Boston Gas Company and Alberta Northeast Gas Limited, dated as of February 7, 1991 (incorporated by reference).
10.6 -- Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas Transmission System, L.P., dated as of February 7, 1991 (incorporated by reference).
10.7 -- Eastern's Deferred Compensation Plan for Trustees, as amended (incorporated by reference).
10.8 --   Eastern's 1982 Stock Option Plan, as amended (incorporated by reference).
10.9 --   Eastern's 1995 Stock Option Plan.
10.10 -- Eastern's Supplemental Executive Retirement Plan, as amended (incorporated by reference).
10.11 -- Trust Agreement between Eastern and Shawmut Bank of Boston N.A., as amended (incorporated by reference).
10.12 -- Eastern's Executive Incentive Compensation Plan, as amended (incorporated by reference).
10.13 -- Salary Continuation Agreements between Eastern and certain officers, as amended (incorporated by reference).
10.14 -- Agreement dated November 27, 1991 between Eastern and J. Atwood Ives (incorporated by reference).
10.15 -- Agreement dated October 25, 1991 between Eastern and Richard R. Clayton (incorporated by reference).
10.16 -- Agreement dated April 28, 1994, between Eastern and J. Atwood Ives (incorporated by reference).
10.17 -- Agreement dated April 28, 1994, between Eastern and Richard R. Clayton (incorporated by reference).
10.18 -- Eastern's Headquarters Retirement Plan, as amended and restated (incorporated by reference).
10.18.1-- Amendment to Eastern's Headquarters Retirement Plan dated October 27,
          1994.
10.19 -- Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (incorporated by reference).
10.19.1-- Amendment to Midland Enterprises Inc. Salaried Retirement Plan, dated
          November 4, 1994.
10.20 -- Boston Gas Company Retirement Plan, as amended and restated (incorporated by reference).
10.20.1-- Amendment to Boston Gas Company Retirement Plan, dated December 5,
          1994.
10.21 -- Trust Agreement made as of October 2, 1987 between Eastern and The Bank of New York, as amended (incorporated by reference).
10.22 -- Eastern's Retirement Plan for Non-Employee Trustees, as amended (incorporated by reference).
10.23 --  Eastern's 1992 Restricted Stock Plan (incorporated by reference).
10.24 -- Eastern's Restricted Stock Plan for Non-Employee Trustees (incorporated by reference).
10.25 --  Eastern's 1994 Deferred Compensation Plan (incorporated by reference).
10.26 --  Eastern's Executive Stock Purchase Loan Plan (incorporated by reference).
13.1 -- Portions incorporated herein of annual report to shareholders for the year ended December 31, 1994.
21.1 --   Subsidiaries of the registrant.
27. --    Eastern's Financial Data Schedule.