Form 10-Q
period 1995-03-31
EASTERN ENTERPRISES
filed 1995-04-28
CIK 311259

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1995
                              -----------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                              ------------------    -------------------

Commission File Number 1-2297


                             EASTERN ENTERPRISES
      -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


                 MASSACHUSETTS                          04-1270730
      --------------------------------             --------------------
      (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)              Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
      -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
      -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


      -----------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----    ----


The number of shares of Common Stock outstanding of Eastern Enterprises as of April 21, 1995 was 20,136,903.

                                                                     Form 10-Q
                                                                     Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Earnings
- ----------------------------------

                                                                                       Three months ended March 31,
   (In thousands, except per share amounts)                                                 1995               1994
- -------------------------------------------------------------------------------------------------------------------
   Revenues                                                                             $366,968           $372,468

   Operating costs and expenses:
      Operating costs                                                                    257,686            267,960
      Selling, general and administrative expenses                                        29,169             27,787
      Depreciation and amortization                                                       21,251             19,595
                                                                                        --------           --------
                                                                                         308,106            315,342
                                                                                        --------           --------
   Operating earnings                                                                     58,862             57,126

   Other income (expense):
     Interest income                                                                         660                345
     Interest expense                                                                    (10,004)            (9,412)
     Other, net                                                                               95               (227)
                                                                                        --------           --------
   Earnings from continuing operations
     before income taxes                                                                  49,613             47,832
   Provision for income taxes                                                             18,974             18,970
                                                                                        --------           --------
   Earnings from continuing operations                                                    30,639             28,862
   Loss from discontinued operations,
     net of tax                                                                                -               (174)
                                                                                        --------           --------
   Net earnings                                                                         $ 30,639           $ 28,688
                                                                                        ========           ========

   Earnings per share from continuing operations                                        $   1.51           $   1.38
   Discontinued operations                                                                     -               (.01)
                                                                                        --------           --------
   Net earnings per share                                                               $   1.51           $   1.37
                                                                                        ========           ========

   Dividends per share                                                                  $    .35           $    .35
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

                                                                     Form 10-Q
                                                                     Page 3.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------

                                                                     March 31,          Dec. 31,          March 31,
(In thousands)                                                            1995              1994               1994
- -------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $   64,895        $   60,854         $   58,026
  Receivables, less reserves                                           151,565            97,093            188,451
  Inventories                                                           39,484            60,207             42,307
  Deferred gas costs                                                    17,272            66,865             24,421
  WaterPro net assets held for sale                                     51,462            51,462             46,457
  Other current assets                                                   6,034             6,841              5,247
                                                                    ----------        ----------         ----------
    Total current assets                                               330,712           343,322            364,909

Investments:
  U.S. Filter                                                           47,137            44,847             44,193
  Other investments                                                     13,559             5,531              6,041
                                                                    ----------        ----------         ----------
    Total investments                                                   60,696            50,378             50,234

Property and equipment, at cost                                      1,304,184         1,293,733          1,272,095
  Less--accumulated depreciation                                       538,016           518,110            502,595
                                                                    ----------        ----------         ----------
    Net property and equipment                                         766,168           775,623            769,500

Other assets:
  Deferred post-retirement health care
    costs                                                               96,605            97,589            100,461
  Deferred charges and other costs,
    less amortization                                                   45,498            72,407             65,172
                                                                    ----------        ----------         ----------
    Total other assets                                                 142,103           169,996            165,633
                                                                    ----------        ----------         ----------

    Total assets                                                    $1,299,679        $1,339,319         $1,350,276
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

                                                                     Form 10-Q
                                                                     Page 4.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------

                                                                     March 31,          Dec. 31,          March 31,
(In thousands)                                                            1995              1994               1994
- -------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                      $   14,355        $   67,774         $   68,645
  Accounts payable                                                      47,158            49,981             55,715
  Accrued expenses                                                      48,908            22,908             39,558
  Other current liabilities                                             67,268            71,774             66,946
                                                                    ----------        ----------         ----------
     Total current liabilities                                         177,689           212,437            230,864

Gas inventory financing                                                 33,583            53,578             32,079

Long-term debt                                                         363,891           365,488            362,846

Reserves and other liabilities:
  Deferred income taxes                                                 92,503            91,534             91,546
  Post-retirement health care                                          102,220           102,382            104,139
  Coal miners retiree health care                                       57,265            58,155             61,941
  Preferred stock of subsidiary                                         29,237            29,229             29,205
  Other reserves                                                        50,394            52,382             51,392
                                                                    ----------        ----------         ----------
    Total reserves and other
      liabilities                                                      331,619           333,682            338,223

Shareholders' equity:
  Common stock, $1.00 par value
  Authorized shares -- 50,000,000
  Issued shares -- 20,652,725 at
  March 31, 1995; 20,651,925 at
  December 31, 1994 and 21,651,925
  at March 31, 1994                                                     20,653            20,652             21,652
  Capital in excess of par value                                        37,928            37,712             62,006
  Retained earnings                                                    347,745           321,880            320,644
  Treasury stock at cost - 521,822
  shares at March 31, 1995; 241,395
  shares at December 31, 1994 and
  684,399 shares at March 31, 1994                                     (13,429)           (6,110)           (18,038)
                                                                    ----------        ----------         ----------
     Total shareholders' equity                                        392,897           374,134            386,264
                                                                    ----------        ----------         ----------

     Total liabilities and
       shareholders' equity                                         $1,299,679        $1,339,319         $1,350,276
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

                                                                     Form 10-Q
                                                                     Page 5.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Statement of Cash Flows
- ------------------------------------

                                                                                       Three months ended March 31,
   (In thousands)                                                                           1995               1994
- -------------------------------------------------------------------------------------------------------------------
   Cash flows from operating activities:
     Net earnings                                                                       $ 30,639           $ 28,688
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
     Discontinued operations non-cash charges
         and working capital changes                                                           -                174
     Depreciation and amortization                                                        21,251             19,595
     Income taxes and tax credits                                                         15,187             14,390
     Other changes in assets and liabilities:
         Receivables                                                                     (54,472)           (72,268)
         Inventories                                                                      20,723             28,829
         Deferred gas costs                                                               49,593             41,381
         Accounts payable                                                                 (2,823)            (7,948)
         Other                                                                            25,026              3,197
                                                                                        --------           --------
     Net cash provided by operating activities                                           105,124             56,038

   Cash flows from investing activities:
       Capital expenditures                                                              (11,956)            (6,994)
       Short-term investments                                                                (38)            12,974
       Other                                                                                 174                (47)
                                                                                        --------           --------
     Net cash provided (used) by investing activities                                    (11,820)             5,933

   Cash flows from financing activities:
       Dividends paid                                                                     (7,154)            (7,856)
       Changes in notes payable                                                          (53,530)           (45,800)
       Proceeds from issuance of long-term debt                                                -             36,000
       Repayment of long-term debt                                                          (901)            (1,435)
       Changes in gas inventory financing                                                (19,995)           (27,218)
       Repurchase of stock                                                                (8,301)                 -
       Other                                                                                 543              1,037
                                                                                        --------           --------
     Net cash used by financing activities                                               (89,338)           (45,272)

   Net increase in cash and cash equivalents                                               3,966             16,699
   Cash and cash equivalents at beginning of year                                         51,674             23,737
                                                                                        --------           --------

   Cash and cash equivalents at end of period                                             55,640             40,436
   Short-term investments                                                                  9,255             17,590
                                                                                        --------           --------
   Cash and short-term investments                                                      $ 64,895           $ 58,026
                                                                                        ========           ========


The accompanying notes are an integral part of these financial statements.

                                                                     Form 10-Q
                                                                     Page 6.


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1995


1.  Accounting policies

It is Eastern's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the period reported. All of these adjustments are of a normal recurring nature. Results for the period are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Eastern's operations. Except for the accounting for the investment in U.S. Filter, as described below, all accounting policies have been applied in a manner consistent with prior periods. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1994 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

    Investment in U.S. Filter

Eastern holds 3,041,092 shares, which as of March 31, 1995 represented 18% of the voting stock of U.S. Filter. Since Eastern's acquisition of U.S. Filter stock in December 1993, the latter has made several acquisitions which have reduced Eastern's ownership percentage. Additionally, on April 26, 1995 U.S. Filter issued 6,000,000 common shares pursuant to a registration statement filed with the Securities and Exchange Commission during the first quarter. This issuance reduces Eastern's voting interest to approximately 13%. Accordingly, beginning in the first quarter of 1995, Eastern is accounting for its investment in U.S. Filter under the cost method. Eastern previously accounted for this investment under the equity method. Eastern has classified the U.S. Filter investment as a security available for sale. The net unrealized gain of $2,300,000 computed in marking this security to market is not reflected on Eastern's Statement of Earnings but is reflected as a component of shareholders' equity.

    Earnings per share

Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares (20,301,000 shares in 1995 and 20,982,000 shares in 1994).

                                                                     Form 10-Q
                                                                     Page 7.

2.  Inventories

The components of inventories were as follows:

                                                                      March 31,          Dec. 31,         March 31,
   (In thousands)                                                          1995              1994              1994
   ----------------------------------------------------------------------------------------------------------------
   Supplemental gas supplies                                            $26,824           $46,844           $24,421
   Other materials, supplies and marine
     fuels                                                               12,660            13,363            17,886
                                                                        -------           -------           -------
                                                                        $39,484           $60,207           $42,307
                                                                        =======           =======           =======


3.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                                       Three months ended March 31,
   (In thousands)                                                                           1995              1994
   ---------------------------------------------------------------------------------------------------------------
   Cash paid during the year for:
     Interest, net of amounts capitalized                                                 $ 1,697           $ 2,251
     Income taxes                                                                         $ 4,087           $ 4,743

                                                                     Form 10-Q
                                                                     Page 8.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

        Revenues:                                               Three months ended March 31,
        (In thousands)                                                 1995             1994       Change
        -------------------------------------------------------------------------------------------------
        Boston Gas                                                 $294,241         $314,302       (6)%
        Midland                                                      72,727           58,166       25%
                                                                   --------         --------
          Total                                                    $366,968         $372,468       (1)%
                                                                   ========         ========

        Operating Earnings:                                  Three months ended March 31,
        (In thousands)                                                 1995             1994       Change
        -------------------------------------------------------------------------------------------------
        Boston Gas                                                  $44,558          $53,122      (16)%
        Midland                                                      15,300            5,025      204%
        Headquarters                                                   (996)          (1,021)       2%
                                                                    -------          -------
          Total                                                     $58,862          $57,126        3%
                                                                    =======          =======




Boston Gas

Weather in  the  Boston  Gas  service  territory  was 4%  warmer  than   normal
during the first quarter of 1995, compared to 14% colder than normal in 1994. This warmer weather and other demand-related factors decreased revenues by $50 million. The corresponding reduction in gross margin, partially offset by lower operating expenses related to the warmer weather, decreased operating earnings by about $10 million. Sales to new firm customers and the recognition of lost margins associated with conservation programs offset increased charges for bad debts, depreciation and property taxes.


Midland Enterprises

Record ton miles, up 22% from the first quarter of 1994, and significantly higher rates, particularly for grain and most non-coal commodities, contributed to Midland's 25% increase in revenues. Coal tonnage and ton miles increased 16% and 20%, respectively, over 1994, primarily reflecting increased demand by electric utilities under long-term contracts. During the first quarter of 1994, contract utility coal tonnage for one of Midland's largest customers was reduced by a contractual dispute (favorably resolved later in the year) and another had an unscheduled plant shutdown.

In addition to the increased volumes and rates, the record operating earnings for the quarter reflected efficiencies from traffic pattern improvements and unseasonably good operating conditions, as well as continued benefits from cost reduction programs. During the first quarter of 1994, Midland incurred higher operating costs from inefficiencies due to flooding and severe winter icing conditions.

                                                                     Form 10-Q
                                                                     Page 9.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1995 capital expenditure and working capital requirement, normal debt repayments and anticipated dividend payments to shareholders.

On April 10, 1995 Eastern completed the previously announced sale of its wholly-owned subsidiary, WaterPro Supplies Corporation, for $52.1 million in cash.

Consolidated capital expenditures are budgeted at approximately $83 million, two-thirds of which are for Boston Gas and the balance for Midland.

                                                                     Form 10-Q
                                                                     Page 10.

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of the registrant was held on April 27, 1995, at which the shareholders voted to elect the following Trustees for terms of office expiring at the 1998 Annual Meeting of Shareholders:


           Samuel Frankenheim, with 17,199,161 shares voting for and 72,158 shares withholding authority;

           Dean W. Freed, with 17,192,480 shares voting for and 72,158 shares withholding authority;

           J. Atwood Ives, with 17,174,174 shares voting for and 72,158 shares withholding authority; and


     The shareholders also voted at such meeting to approve the Eastern Enterprises 1995 Stock Option Plan, with 14,780,447 shares voting for such approval, 2,297,182 shares voting against and 183,134 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   List of Exhibits



                  None.






      (b)   Report on Form 8-K

            There were no reports on Form 8-K filed in the first quarter of 1995.

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




April 28, 1995.