Form 10-Q
period 1995-06-30
EASTERN ENTERPRISES
filed 1995-07-28
CIK 311259

                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1995
                              --------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   ----------------

Commission File Number 1-2297


                              EASTERN ENTERPRISES
      --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MASSACHUSETTS                       04-1270730
      -------------------------------            -------------------
      (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
      --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
      --------------------------------------------------------------
              (Registrant's telephone number, including area code)

      --------------------------------------------------------------
              Former name, former address and former fiscal year,
                             if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   -----   -----

The number of shares of Common Stock outstanding of Eastern Enterprises as of July 21, 1995 was 20,151,668.

                                                              Form 10-Q
                                                              Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
- ------------------------------------

(In thousands, except per share                         Three months ended June 30,       Six months ended June 30,
amounts)                                                    1995              1994            1995             1994
- -------------------------------------------------------------------------------------------------------------------
Revenues                                                $198,876          $191,793        $565,844         $564,261

Operating costs and expenses:
  Operating costs                                        140,142           138,352         397,828          406,312
  Selling, general & adminis-
      trative expenses                                    25,309            25,324          54,478           53,111
  Depreciation & amortization                             14,282            13,861          35,533           33,456
                                                        --------          --------        --------         --------
                                                         179,733           177,537         487,839          492,879
                                                        --------          --------        --------         --------
Operating earnings                                        19,143            14,256          78,005           71,382

Other income (expense):
  Interest income                                          1,409               392           2,069              736
  Interest expense                                        (9,250)           (9,641)        (19,254)         (19,053)
  Other, net                                                  40             2,963             135            2,737
                                                        --------          --------        --------         --------
Earnings from continuing
  operations before income taxes                          11,342             7,970          60,955           55,802
Provision for income taxes                                 4,267             2,955          23,241           21,925
                                                        --------          --------        --------         --------
Earnings from continuing
  operations                                               7,075             5,015          37,714           33,877
Earnings from discontinued
  operations, net of tax                                       -             1,146               -              972
                                                        --------          --------        --------         --------
Net earnings                                            $  7,075          $  6,161        $ 37,714         $ 34,849
                                                        ========          ========        ========         ========

Earnings per share from
  continuing operations                                 $    .35          $    .24        $   1.86         $   1.62
Discontinued operations                                        -               .05               -              .04
                                                        --------          --------        --------         --------
Net earnings per share                                  $    .35          $    .29       $    1.86         $   1.66
                                                        ========          ========       =========         ========

Dividends per share                                     $    .35          $    .35        $    .70         $    .70
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

                                                              Form 10-Q
                                                              Page 3.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------
                                                                      June 30,           Dec. 31,            June 30,
(In thousands)                                                            1995               1994                1994
- ---------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $  123,742         $   60,854          $   51,723
  Receivables, less allowances                                          95,304             97,093             130,574
  Inventories                                                           46,045             60,207              52,888
  Deferred gas costs                                                    27,000             66,865              44,214
  WaterPro net assets held for sale                                          -             51,462              48,352
  Other current assets                                                   8,234              6,841               7,233
                                                                    ----------         ----------          ----------
     Total current assets                                              300,325            343,322             334,984

Investments:
  U.S. Filter                                                           57,781             44,847              44,441
  Other investments                                                     13,706              5,531               5,876
                                                                    ----------         ----------          ----------
     Total investments                                                  71,487             50,378              50,317

Property and equipment, at cost                                      1,313,085          1,293,733           1,262,964
   Less--Accumulated depreciation                                      547,327            518,110             501,491
                                                                    ----------         ----------          ----------
      Net property and equipment                                       765,758            775,623             761,473

Other assets:
  Deferred post-retirement health care
    costs                                                               95,484             97,589              99,607
  Deferred charges and other costs,
    less amortization                                                   46,965             72,407              41,238
                                                                    ----------         ----------          ----------
     Total other assets                                                142,449            169,996             140,845
                                                                    ----------         ----------          ----------

     Total assets                                                   $1,280,019         $1,339,319          $1,287,619
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

                                                              Form 10-Q
                                                              Page 4.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------
                                                                       June 30,            Dec. 31,            June 30,
(In thousands)                                                             1995                1994                1994
- -----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                       $    5,450          $   67,774          $   39,425
  Accounts payable                                                       42,687              49,981              50,625
  Accrued expenses                                                       25,501              22,908              25,294
  Other current liabilities                                              73,337              71,774              57,664
                                                                     ----------          ----------          ----------
     Total current liabilities                                          146,975             212,437             173,008

Gas inventory financing                                                  31,978              53,578              36,692

Long-term debt                                                          362,935             365,488             361,836

Reserves and other liabilities:
  Deferred income taxes                                                  92,676              91,534              89,638
  Post-retirement health care                                           101,968             102,382             103,431
  Coal miners retiree health care                                        56,341              58,155              60,628
  Preferred stock of subsidiary                                          29,245              29,229              29,213
  Other reserves                                                         53,621              52,382              49,205
                                                                     ----------          ----------          ----------
      Total reserves and other
         liabilities                                                    333,851             333,682             332,115

Shareholders' equity:
  Common stock, $1.00 par value
  Authorized shares -- 50,000,000
  Issued shares -- 20,661,975 at
  June 30, 1995; 20,651,925 at
  December 31, 1994 and 21,651,925
  at June 30, 1994                                                       20,662              20,652              21,652
  Capital in excess of par value                                         38,134              37,712              61,951
  Retained earnings                                                     358,626             321,880             319,913
  Treasury stock at cost - 510,547
  shares at June 30, 1995;  241,395
  shares at December 31, 1994 and
  754,240 shares at June 30, 1995                                       (13,142)             (6,110)            (19,548)
                                                                     ----------          ----------          ----------
       Total shareholders' equity                                       404,280             374,134             383,968
                                                                     ----------          ----------          ----------

     Total liabilities and
       shareholders' equity                                          $1,280,019          $1,339,319          $1,287,619
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

                                                              Form 10-Q
                                                              Page 5.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Statement of Cash Flows
- ------------------------------------

                                                                                          Six months ended June 30,
(In thousands)                                                                               1995              1994
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                           $ 37,714          $ 34,849

Adjustments  to  reconcile  net  earnings  to net
  cash  provided  by  operating activities:
  Discontinued operations non-cash charges
    and working capital changes                                                                 -             (972)
  Depreciation and amortization                                                            35,533            33,456
  Income taxes and tax credits                                                              3,452             5,645
  Other changes in assets and liabilities:
    Receivables                                                                             5,589          (15,928)
    Inventories                                                                            14,163            18,249
    Deferred gas costs                                                                     39,865            21,588
    Accounts payable                                                                       (7,293)          (13,039)
    Other                                                                                  13,532             3,070
                                                                                         --------          --------
      Net cash provided by operating activities                                           142,555            86,918

Cash flows from investing activities:
    Capital expenditures                                                                 (24,918)           (20,046)
    Short-term investments                                                                   (37)            12,955
    Proceeds from sale of WaterPro                                                         52,864                 -
    Proceeds from sale of barge construction business                                           -            12,695
    Other                                                                                    (891)           (2,560)
                                                                                         --------          --------
      Net cash provided by investing activities                                            27,018             3,044

Cash flows from financing activities:
    Dividends paid                                                                        (14,256)          (15,194)
    Changes in notes payable                                                              (62,530)          (74,500)
    Proceeds from issuance of long-term debt                                                     -           36,000
    Repayment of long-term debt                                                            (1,688)           (2,898)
    Changes in gas inventory financing                                                    (21,600)          (22,605)
    Purchase of treasury shares                                                            (8,357)           (1,961)
    Other                                                                                   1,588             1,120
                                                                                        ---------          --------
      Net cash used by financing activities                                              (106,843)          (80,038)

Net increase (decrease) in cash and cash equivalents                                       62,730             9,924
Cash and cash equivalents at beginning of year                                             51,674            23,737
                                                                                        ---------          --------

Cash and cash equivalents at end of period                                                114,404            33,661
Short-term investments                                                                      9,338            18,062
                                                                                        ---------          --------
Cash and short-term investments                                                         $ 123,742          $ 51,723
                                                                                        =========          ========


The accompanying notes are an integral part of these financial statements.

                                                              Form 10-Q
                                                              Page 6.


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1995


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


    Investment in U.S. Filter

Eastern holds 3,041,092 common shares, which as of December 31, 1994 represented 18% of the voting stock of U.S. Filter. Since Eastern's acquisition of U.S. Filter stock in December 1993, the latter has made several acquisitions which have reduced Eastern's ownership percentage. Additionally, on April 26, 1995 U.S. Filter issued 6,000,000 common shares pursuant to a registration statement filed with the Securities and Exchange Commission. This issuance reduced Eastern's voting interest to approximately 13%. Accordingly, beginning in the first quarter of 1995, Eastern is accounting for its investment in U.S. Filter under the cost method. Eastern previously accounted for this investment under the equity method. Eastern has classified the U.S. Filter investment as a security available for sale. Accordingly, the net unrealized gain of $12,934,000 computed in marking this security to market is reflected as a component of shareholder's equity.

    Earnings per share

Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares. Quarter and year-to-date shares are 20,232,000 and 20,267,000, respectively, in 1995 and 20,969,000 and 20,975,000, respectively, in 1994.

                                                              Form 10-Q
                                                              Page 7.

2.  Inventories

The components of inventories were as follows:

                                                                       June 30,          Dec. 31,          June 30,
   (In thousands)                                                          1995              1994              1994
- -------------------------------------------------------------------------------------------------------------------
   Supplemental gas supplies                                           $ 32,795          $ 46,844          $ 37,731
   Other materials, supplies and marine
      fuels                                                              13,250            13,363            15,157
                                                                       --------          --------          --------
                                                                       $ 46,045          $ 60,207          $ 52,888
                                                                       ========          ========          ========


3.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                                          Six months ended June 30,
    (In thousands)                                                                           1995              1994
- -------------------------------------------------------------------------------------------------------------------
    Cash paid during the year for:
      Interest, net of amounts capitalized                                                $17,412           $17,393
      Income taxes                                                                        $20,194           $17,692


4.  Contingencies

In July 1995 Eastern received notice from the Social Security Administration ("SSA") claiming that Eastern is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1993 Eastern recorded a reserve of $70,000,000 to provide for its estimated undiscounted obligations under the Coal Act with respect to the miners and beneficiaries assigned to Eastern at that time. This amount was reflected as an extraordinary item of $45,500,000, net of tax. As more fully discussed in Note 12 of Notes to Financial Statements in Eastern's 1994 Annual Report, its obligation could range from zero to more than $100 million. Due to a lack of information about the recent assignment of the additional group of retired miners and their beneficiaries and other issues, it is not known what the ultimate cost of such assignment, if any, will be to Eastern, and no additional provision has been made at this time.

                                                              Form 10-Q
                                                              Page 8.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

 Revenues:
                                                           Three months ended June 30,
   (In thousands)                                                1995             1994            Change
- --------------------------------------------------------------------------------------------------------
   Boston Gas                                                $129,615         $122,806             6 %
   Midland                                                     69,261           68,987               -
                                                             --------         --------
     Total                                                   $198,876         $191,793             4 %
                                                             ========         ========

                                                             Six months ended June 30,
   (In thousands)                                                1995             1994            Change
- --------------------------------------------------------------------------------------------------------
   Boston Gas                                                $423,856         $437,108            (3)%
   Midland                                                    141,988          127,153            12 %
                                                             --------         --------
     Total                                                   $565,844         $564,261               -
                                                             ========         ========


Boston Gas

Warmer weather for the first six months of 1995 and other demand-related factors decreased year-to-date revenues by $48 million. Weather for the first six months of 1995 was slightly warmer than normal, as the 4% warmer than normal first quarter weather was largely offset by 9% colder than normal weather during the second quarter. In contrast, weather for first six months of 1994 was 8% colder than normal, as the extremely cold first quarter was partially offset by 10% warmer than normal temperatures in the second quarter. The impact of weather and other demand-related factors was partially offset by the pass through of higher gas costs, interruptible sales and sales to new firm customers.


Midland Enterprises

Revenues for the second quarter of 1995 were about the same as for 1994, as higher rates offset a 6% decline in ton miles. Severe flooding on the Mississippi River above St. Louis and the Illinois Waterway, from late May to mid-June, contributed to the reduction in volume. For the first six months of 1995, revenues increased 12%, reflecting an improved market environment and generally favorable operating conditions. Year-to-date ton miles increased 6% in 1995, reflecting strong first quarter production as compared to 1994 when severe winter icing and floods negatively impacted operations.

Coal tonnage decreased 6% in the second quarter from the comparable period in 1994, due to reduced spot transportation, reflecting utilization of equipment in non-coal markets and a mild winter which reduced utility requirements for coal. For the first six months of 1995, coal tonnage increased 4%, with coal tonnage under long-term contracts up 12% due to the settlement in July 1994 of a contract dispute with a major customer that had curtailed shipments in the first half of 1994. Non-coal tonnage increased 2% for the first six months of 1995, reflecting the strong export grain market.

                                                              Form 10-Q
                                                              Page 9.

 Operating Earnings:

                                                           Three months ended June 30,
  (In thousands)                                                 1995             1994              Change
- -------------------------------------------------------------------------------------------------------
  Boston Gas                                                  $ 8,247          $ 5,353            54 %
  Midland                                                      12,543            9,871            27 %
  Headquarters                                                (1,647)            (968)           (70)%
                                                             -------          -------
    Total                                                     $19,143          $14,256            34 %
                                                              =======          =======

                                                             Six months ended June 30,
  (In thousands)                                                 1995             1994              Change
- ----------------------------------------------------------------------------------------------------------
  Boston Gas                                                  $52,805          $58,475           (10)%
  Midland                                                      27,843           14,896            87 %
  Headquarters                                                (2,643)          (1,989)           (33)%
                                                             -------          -------
    Total                                                     $78,005          $71,382             9 %
                                                              =======          =======


Boston Gas

The impact of warmer weather and other demand-related factors, partially offset by lower operating expenses related to the warmer weather and on-going cost containment measures, decreased operating earnings for the first six months of 1995 by about $8 million. Sales to new firm customers, the recognition of lost margins associated with conservation programs and the recognition of revenues associated with a reimbursement from New England Electric System for environmental remediation expenditures more than offset increased charges for depreciation, property taxes and an early retirement program. The early retirement program was associated with an ongoing comprehensive corporate reengineering project focused on improving customer service and lowering operating costs.


Midland Enterprises

Operating earnings for the second quarter and first six months of 1995 were favorably impacted by higher rates, particularly for grain, and improved productivity. While volumes and operating efficiencies were negatively impacted by flooding on the Mississippi River and Illinois Waterway during the second quarter of 1995, operating conditions were generally better during the first half of 1995 than during the previous year. Winter ice, high water and flooding significantly increased operating costs during the first four months of 1994. As a result, comparative operating earnings increased by 27% and 87% for the second quarter and first six months of 1995, respectively.

During the second quarter of 1994, Midland recorded a pre-tax gain of $2.3 million on the sale of its Port Allen barge construction and shipyard facility in Louisiana. This gain is included in Other, net on the Consolidated Statement of Operations.

                                                              Form 10-Q
                                                              Page 10.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1995 capital expenditure and working capital requirement, normal debt repayments and anticipated dividend payments to shareholders.

On April 10, 1995 Eastern completed the previously announced sale of its wholly-owned subsidiary, WaterPro Supplies Corporation, for $52.9 million in cash.

On June 13, 1995 Boston Gas filed a shelf registration for the issuance of up to $100 million of medium-term notes through December 1997 for the funding of future capital expenditures and the refinancing of currently outstanding indebtedness.

Consolidated capital expenditures are budgeted at approximately $82 million, two-thirds of which are for Boston Gas and the balance for Midland.

In July 1995 Eastern received notice from the Social Security Administration claiming that Eastern is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992. As described in Note 4 of Notes to Financial Statements, the liability for these premiums could result in an addition to the reserve and would be treated as an extraordinary item. No provision has been made at this time because the amount of the additional reserve, if any, cannot be reasonably estimated.

                                                              Form 10-Q
                                                              Page 11.

                           PART II. OTHER INFORMATION






  Item 6.  Exhibits and Reports on Form 8-K

            (a)  List of Exhibits

                 Exhibit 10.1 - Amendment, effective July 1, 1995, to Eastern's Headquarters Retirement Plan.

                 Exhibit 10.2 - Amendment, effective July 1, 1995, to Trust Agreement between Eastern and Shawmut Bank, N.A., dated January 29, 1987.

                 Exhibit 27 - Financial Data Schedule


            (b)  Reports on Form 8-K

                 Eastern filed a Report on Form 8-K, dated April 20, 1995, reporting the completion of the sale of stock of WaterPro Supplies Corporation.

                                                              Form 10-Q
                                                              Page 12.





                                   SIGNATURES


         It is Eastern's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the period reported. All of these adjustments are of a normal recurring nature. Results for the period are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Eastern's operations. All accounting policies have been applied in a manner consistent with prior periods other than changes disclosed in Notes to Financial
Statements. Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

         Pursuant to the requirements of the Securities Exchange Act of 1934, Eastern has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.







                                          EASTERN ENTERPRISES



                                          By        JAMES J. HARPER
                                            -------------------------------
                                                    James J. Harper
                                             Vice President and Controller
                                               (Chief Accounting Officer)


                                          By        WALTER J. FLAHERTY
                                            -------------------------------
                                                    Walter J. Flaherty
                                               Senior Vice President and
                                                Chief Financial Officer





July 28, 1995