Form 10-Q
period 1995-09-30
EASTERN ENTERPRISES
filed 1995-11-03
CIK 311259

                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1995
                              ---------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   -----------------
Commission File Number 1-2297


                              EASTERN ENTERPRISES
      ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                            04-1270730
      --------------------------------              -----------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)             Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
      ---------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
      ---------------------------------------------------------------
              (Registrant's telephone number, including area code)


      ---------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----    ----

The number of shares of Common Stock outstanding of Eastern Enterprises as of October 31, 1995 was 20,174,116.

                                                           Form 10-Q
                                                           Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
------------------------------------

(In thousands, except per share                   Three months ended September 30,   Nine months ended September 30,
amounts)                                                    1995              1994            1995             1994
-------------------------------------------------------------------------------------------------------------------
Revenues                                                $133,444          $139,222        $699,288         $703,483

Operating costs and expenses:
  Operating costs                                         96,336           105,459         494,164          511,770
  Selling, general & adminis-
      trative expenses                                    23,306            23,507          77,784           76,618
  Depreciation & amortization                             10,587            10,734          46,120           44,191
                                                        --------          --------        --------         --------
                                                         130,229           139,700         618,068          632,579
                                                        --------          --------        --------         --------
Operating earnings (loss)                                  3,215             (478)          81,220           70,904

Other income (expense):
  Interest income                                          1,489               536           3,558            1,272
  Interest expense                                       (9,168)           (9,700)        (28,422)         (28,753)
  Other, net                                                 312               229             447            2,966
                                                        --------          --------        --------         --------
Earnings (loss) from continuing
  operations before income taxes                         (4,152)           (9,413)          56,803           46,389
Provision (credit) for income
   taxes                                                 (1,593)           (3,819)          21,648           18,106
                                                       --------          --------         --------         --------
Earnings (loss) from continuing
  operations                                             (2,559)           (5,594)          35,155           28,283
Earnings from discontinued
  operations, net of tax                                       -             2,481               -            3,453
                                                        --------          --------        --------         --------
Net earnings (loss)                                    $ (2,559)         $ (3,113)        $ 35,155         $ 31,736
                                                       ========          ========         ========         ========

Earnings (loss) per share from
  continuing operations                                $   (.13)         $   (.27)       $   1.73          $   1.35
Discontinued operations                                       -               .13               -               .17
                                                       --------          --------         --------         --------
Net earnings (loss) per share                          $   (.13)         $   (.14)       $    1.73         $   1.52
                                                       ========          ========        =========         ========

Dividends per share                                    $    .35          $    .35        $    1.05         $   1.05
                                                       ========          ========        =========         ========


The accompanying notes are an integral part of these financial statements.

                                                           Form 10-Q
                                                           Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------

                                                                 September 30,       December 31,       September 30,
(In thousands)                                                            1995               1994                1994
---------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $  116,665         $   60,854          $   51,626
  Investment in U.S. Filter                                             72,986             44,847              44,615
  Receivables, less allowances                                          57,858             97,093              81,725
  Inventories                                                           57,489             60,207              63,076
  Deferred gas costs                                                    64,632             66,865              82,417
  WaterPro net assets held for sale                                          -             51,462              50,833
  Other current assets                                                   7,595              6,841              13,968
                                                                    ----------         ----------          ----------
     Total current assets                                              377,225            388,169             388,260

Property and equipment, at cost                                      1,328,477          1,293,733           1,278,480
   Less--Accumulated depreciation                                      551,961            518,110             507,009
                                                                    ----------         ----------          ----------
      Net property and equipment                                       776,516            775,623             771,471

Other assets:
  Deferred post-retirement health care
    costs                                                               94,340             97,589              98,513
  Investments                                                           14,540              5,531               5,735
  Deferred charges and other costs,
    less amortization                                                   46,226             72,407              37,404
                                                                    ----------         ----------          ----------
     Total other assets                                                155,106            175,527             141,652
                                                                    ----------         ----------          ----------

     Total assets                                                   $1,308,847         $1,339,319          $1,301,383
                                                                    ==========         ==========          ==========


The accompanying notes are an integral part of these financial statements.

                                                           Form 10-Q
                                                           Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                   September 30,        December 31,       September 30,
(In thousands)                                                             1995                1994                1994
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                       $    9,193          $   67,774          $   70,090
  Accounts payable                                                       42,156              49,981              39,886
  Accrued expenses                                                       31,339              22,908              28,063
  Other current liabilities                                              75,040              71,774              55,688
                                                                     ----------          ----------          ----------
     Total current liabilities                                          157,728             212,437             193,727

Gas inventory financing                                                  43,982              53,578              49,883

Long-term debt                                                          358,874             365,488             356,662

Reserves and other liabilities:
  Deferred income taxes                                                  93,829              91,534              87,963
  Post-retirement health care                                           101,482             102,382             103,069
  Coal miners retiree health care                                        55,453              58,155              59,334
  Preferred stock of subsidiary                                          29,254              29,229              29,221
  Other reserves                                                         56,789              52,382              52,394
                                                                     ----------          ----------          ----------
      Total reserves and other
         liabilities                                                    336,807             333,682             331,981

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized  shares -- 50,000,000
   Issued shares -- 20,674,865 at
   September 30, 1995; 20,651,925 at
   December 31, 1994 and 21,651,925 at
   September 30, 1994                                                    20,675              20,652              21,652
  Capital in excess of par value                                         38,591              37,712              61,978
  Retained earnings                                                     365,080             321,880             309,766
  Treasury stock at cost - 500,749
   shares at September 30, 1995;
   241,395 shares at December 31,
   1994 and 965,181 shares at
   September 30, 1994                                                   (12,890)             (6,110)            (24,266)
                                                                     ----------          ----------          ----------
       Total shareholders' equity                                       411,456             374,134             369,130
                                                                     ----------          ----------          ----------

     Total liabilities and
       shareholders' equity                                          $1,308,847          $1,339,319          $1,301,383
                                                                     ==========          ==========          ==========


The accompanying notes are an integral part of these financial statements.

                                                           Form 10-Q
                                                           Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash Flows
------------------------------------

                                                                                    Nine months ended September 30,
(In thousands)                                                                               1995              1994
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                           $ 35,155          $ 31,736

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
  Discontinued operations non-cash charges
    and working capital changes                                                                 -           (3,453)
  Depreciation and amortization                                                            46,120            44,191
  Income taxes and tax credits                                                              1,256           (2,026)
  Other changes in assets and liabilities:
    Receivables                                                                            43,035            34,458
    Inventories                                                                             2,718             8,060
    Deferred gas costs                                                                     25,071          (16,615)
    Accounts payable                                                                      (7,817)          (23,777)
    Other                                                                                   6,923             9,984
                                                                                         --------          --------
      Net cash provided by operating activities                                           152,461            82,558

Cash flows from investing activities:
    Capital expenditures                                                                 (48,155)          (39,589)
    Short-term investments                                                                    965            19,964
    Proceeds from sale of WaterPro                                                         52,864                 -
    Proceeds from sale of barge construction business                                           -            12,695
    Other                                                                                   (673)           (5,663)
                                                                                        --------          --------
      Net cash provided (used) by investing activities                                      5,001          (12,593)

Cash flows from financing activities:
    Dividends paid                                                                       (21,309)          (22,539)
    Changes in notes payable                                                             (58,430)          (42,600)
    Proceeds from issuance of long-term debt                                                    -            36,000
    Repayment of long-term debt                                                           (5,503)           (8,740)
    Changes in gas inventory financing                                                    (9,596)           (9,414)
    Purchase of treasury shares                                                           (8,357)           (7,076)
    Other                                                                                   2,233            1,035
                                                                                         --------         --------
      Net cash used by financing activities                                             (100,962)          (53,334)

Net increase in cash and cash equivalents                                                  56,500            16,631
Cash and cash equivalents at beginning of year                                             51,674            23,737
                                                                                        ---------          --------

Cash and cash equivalents at end of period                                                108,174            40,368
Short-term investments                                                                      8,491            11,258
                                                                                        ---------          --------
Cash and short-term investments                                                         $ 116,665          $ 51,626
                                                                                        =========          ========



The accompanying notes are an integral part of these financial statements.

                                                           Form 10-Q
                                                           Page 6.



                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1995


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


    Investment in U.S. Filter

Eastern holds 3,041,092 common shares, which as of December 31, 1994 represented 18% of the voting stock of U.S. Filter. Since Eastern's acquisition of U.S. Filter stock in December 1993, the latter has made several acquisitions which have reduced Eastern's ownership percentage. Additionally, on April 26, 1995 U.S. Filter issued 6,000,000 common shares pursuant to a registration statement filed with the Securities and Exchange Commission. This issuance reduced Eastern's voting interest to approximately 13%. Accordingly, beginning in the first quarter of 1995, Eastern began accounting for its investment in U.S. Filter under the cost method. Eastern previously accounted for this investment under the equity method. Eastern has classified the U.S. Filter investment as a security available for sale. Accordingly, the net unrealized gain of $28,139,000 computed in marking this security to market is reflected as a component of shareholder's equity. See note 5 concerning Eastern's intention to sell its U.S. Filter shares.

    Earnings per share

Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares. Quarter and year-to-date shares are 20,277,000 and 20,270,000, respectively, in 1995 and 20,703,000 and 20,884,000, respectively, in 1994.

                                                           Form 10-Q
                                                           Page 7.

2.  Inventories

The components of inventories were as follows:

                                                                  September 30,      December 31,     September 30,
   (In thousands)                                                          1995              1994              1994
-------------------------------------------------------------------------------------------------------------------
   Supplemental gas supplies                                           $ 44,443          $ 46,844          $ 47,868
   Other materials, supplies and marine
      fuels                                                              13,046            13,363            15,208
                                                                       --------          --------           -------
                                                                       $ 57,489          $ 60,207          $ 63,076
                                                                       ========          ========          ========




3.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                                    Nine months ended September 30,
    (In thousands)                                                                           1995              1994
-------------------------------------------------------------------------------------------------------------------
    Cash paid during the year for:
      Interest, net of amounts capitalized                                                $19,190           $18,966
      Income taxes                                                                        $20,842           $22,566




4.  Contingencies

In July and September 1995 Eastern received notice from the Social Security Administration ("SSA") claiming that Eastern is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1993 Eastern recorded a reserve of $70,000,000 to provide for its estimated undiscounted obligations under the Coal Act with respect to the miners and beneficiaries assigned to Eastern at that time. This amount was reflected as an extraordinary item of $45,500,000, net of tax. As more fully discussed in Note 12 of Notes to Financial Statements in Eastern's 1994 Annual Report, its obligation could range from zero to more than $100 million. Due to a lack of information about the recent assignment of the additional group of retired miners and their beneficiaries and other issues, it is not known what the ultimate cost of such assignment, if any, will be to Eastern, and no additional provision has been made at this time.

5.  Subsequent event

On November 1, 1995 Eastern announced its intention to sell, subject to satisfactory price and market conditions, its 3,041,092 shares of U.S. Filter common stock in a public offering. Accordingly, the U.S. Filter investment has been classified as a current asset.

                                                           Form 10-Q
                                                           Page 8.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

 Revenues:
                                                     Three months ended September 30,
   (In thousands)                                                1995             1994            Change
--------------------------------------------------------------------------------------------------------
   Boston Gas                                                $ 56,958         $ 72,114           (21)%
   Midland                                                     76,486           67,108            14 %
                                                             --------         --------
     Total                                                   $133,444         $139,222            (4)%
                                                             ========         ========

                                                       Nine months ended September 30,
   (In thousands)                                                1995             1994            Change
--------------------------------------------------------------------------------------------------------
   Boston Gas                                                $480,814         $509,222            (6)%
   Midland                                                    218,474          194,261            12 %
                                                             --------         --------
     Total                                                   $699,288         $703,483            (1)%
                                                             ========         ========


Boston Gas

Warmer weather and other demand-related factors decreased year-to-date revenues by $49 million. For the first nine months of 1995, weather was slightly warmer than normal, in contrast to 7% colder than normal weather for the comparable period in 1994. The impact of weather and other demand-related factors was partially offset by sales to new firm customers and slightly higher gas costs. Lower sales to non-firm customers and lower gas costs reduced third quarter revenues.


Midland Enterprises

Revenues for the third quarter and first nine months of 1995 increased by 14% and 12%, respectively, reflecting significantly higher spot transportation rates. Ton miles increased by 4% and 6% for the quarter and year-to-date, respectively, reflecting longer trip lengths and the strong first quarter activity as compared to 1994, when severe winter icing and flooding negatively impacted operations.

Coal tonnage declined 8% in the third quarter from the comparable period in 1994, with related ton miles down 2%, due to plant downtime for several utility customers under long-term contract and closure of the Illinois Waterway for repairs during August and September. Longer average trip lengths for spot coal shipments were partially offsetting. For the first nine months, coal tonnage was unchanged from 1994 as strong shipments in the first quarter of 1995 offset weaker demand later in the year. Non-coal ton mile increases of 10% and 13% for the quarter and year-to-date, respectively, reflected significantly longer trip lengths.

                                                           Form 10-Q
                                                           Page 9.

 Operating Earnings:

                                                      Three months ended September 30,
  (In thousands)                                                 1995             1994            Change
--------------------------------------------------------------------------------------------------------
  Boston Gas                                                $(10,800)         $(8,406)           (28)%
  Midland                                                      15,726            9,257            70 %
  Headquarters                                                (1,711)          (1,329)           (29)%
                                                             -------          -------
    Total                                                     $ 3,215         $  (478)              nm
                                                              =======         =======

                                                       Nine months ended September 30,
  (In thousands)                                                 1995             1994            Change
--------------------------------------------------------------------------------------------------------
  Boston Gas                                                  $42,005          $50,069           (16)%
  Midland                                                      43,569           24,153            80 %
  Headquarters                                                (4,354)          (3,318)           (31)%
                                                             -------          -------
    Total                                                     $81,220          $70,904            15 %
                                                              =======          =======



Boston Gas

The impact of warmer weather and other demand-related factors, partially offset by lower operating expenses related to the warmer weather and ongoing cost containment measures, decreased operating earnings for the first nine months of 1995 by about $8 million. Sales to new firm customers and the recognition of lost margins associated with conservation programs approximately offset increased charges for depreciation, property taxes and early retirement and severance costs associated with an ongoing comprehensive corporate reengineering project focused on improving customer service and lowering operating costs. The decrease in third quarter operating earnings is almost entirely due to severance costs.


Midland Enterprises

Operating earnings increased by 70% and 80% for the third quarter and first nine months of 1995, respectively, primarily reflecting higher spot rates. Operating conditions were generally better during the first nine months of 1995 than during the previous year, despite flooding on the Mississippi River and Illinois Waterway during the second quarter of 1995. Winter ice, high water and flooding hindered operations and significantly increased operating costs during the first four months of 1994.


Other:
Interest income increased almost threefold this year for the third quarter and first nine months over prior periods reflecting higher cash and short term investment balances and generally higher interest rates.

During the second quarter of 1994, Midland recorded a pre-tax gain of $2.3 million on the sale of its Port Allen barge construction and shipyard facility in Louisiana. This gain is included in Other, net on the Consolidated Statement of Operations.

                                                           Form 10-Q
                                                           Page 10.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1995 capital expenditure and working capital requirements, normal debt repayments and anticipated dividend payments to shareholders.

On April 10, 1995 Eastern completed the previously announced sale of its wholly-owned subsidiary, WaterPro Supplies Corporation, for $52.9 million in cash.

On June 13, 1995 Boston Gas filed a shelf registration for the issuance of up to $100 million of medium-term notes through December 1997 for the funding of future capital expenditures and the refinancing of currently outstanding indebtedness. In October 1995 Boston Gas issued $30.0 million of Medium-Term Notes with a weighted average maturity of 28 years and a coupon of 7.23%.

On November 1, 1995 Eastern announced its intention to sell, subject to satisfactory price and market conditions, its 3,041,092 shares of U.S. Filter common stock in a public offering.

Consolidated capital expenditures are budgeted at approximately $80 million, three-quarters of which are for Boston Gas and the balance for Midland.

In July and September 1995 Eastern received notices from the Social Security Administration claiming that Eastern is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992. As described in Note 4 of Notes to Financial Statements, the liability for these additional premiums could result in an addition to the reserve and would be treated as an extraordinary item. No provision has been made at this time because the amount of the additional reserve, if any, cannot be reasonably estimated.

                                                           Form 10-Q
                                                           Page 11.




                           PART II. OTHER INFORMATION






  Item 6.  Exhibits and Reports on Form 8-K

                  (a)  List of Exhibits

                         None

                  (b)  Reports on Form 8-K

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






November 3, 1995