Form 10-K
period 1995-12-31
EASTERN ENTERPRISES
filed 1996-03-15
CIK 311259

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               ----------------

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

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                             NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS               ON WHICH REGISTERED
            -------------------             -----------------------
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

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $738.7 million as of February 22, 1996.

  There were 20,239,699 shares of Common Stock, par value $1.00 per share, outstanding as of February 22, 1996.

                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the annual report to shareholders for the year ended December 31, 1995 are incorporated by reference into Part II of this Report.

  Portions of the Registrant's 1996 definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 1996 are incorporated by reference into Part III of this Report.

                               ----------------

  Exhibits to Form 10-K and Financial Statement Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              EASTERN ENTERPRISES

                           ANNUAL REPORT ON FORM 10-K

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                               TABLE OF CONTENTS

                                                                       PAGE NO.
                                                                       --------
 PART I
    Item 1.  Business...............................................      K-1
              Boston Gas Company....................................      K-1
              Midland Enterprises Inc. .............................      K-5
              General...............................................      K-8
    Item 2.  Properties.............................................      K-9
    Item 3.  Legal Proceedings......................................      K-9
    Item 4.  Submission of Matters to a Vote of Security Holders....      K-9
 PART II
    Item 5.  Market For Registrant's Common Equity and Related
              Stockholder  Matters..................................     K-10
    Item 6.  Selected Financial Data................................     K-10
    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................     K-10
    Item 8.  Financial Statements and Supplementary Data............     K-16
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................     K-36
 PART III
    Item 10. Directors and Executive Officers of the Registrant.....     K-36
    Item 11. Executive Compensation.................................     K-36
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management............................................     K-36
    Item 13. Certain Relationships and Related Transactions.........     K-36
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K..............................................     K-36

                                    PART I

ITEM 1. BUSINESS

1(A) GENERAL

  Eastern Enterprises ("Eastern") is an unincorporated voluntary association (commonly referred to as a "Massachusetts business trust") established and existing under a Declaration of Trust dated July 18, 1929, as from time to time amended.

  Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas") and Midland Enterprises Inc. ("Midland"). Boston Gas is a regulated utility that distributes natural gas in and around Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. In April 1995 Eastern completed the sale of its subsidiary, WaterPro Supplies Corporation ("WaterPro"), for $52.9 million in cash, which approximated book value. The sale of WaterPro completed the disposition of Eastern's Water Products Group, which consisted of WaterPro and another subsidiary, Ionpure Technologies Corporation ("Ionpure"), which was sold in 1993. As described in Note 10 of Notes to Financial Statements, the Water Products Group has been accounted for as a discontinued operation.

  Eastern provides management and staff services to its operating subsidiaries. Boston Gas and Midland are financed primarily through their own internally generated funds and through the issuance of their own funded debt, which is not guaranteed by Eastern. The debt instruments relating to Boston Gas and Midland borrowings generally contain restrictive covenants, including restrictions on the payment of dividends to Eastern. In the opinion of management, none of these restrictions has any material impact upon the operations of Eastern and its subsidiaries.

1(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

  Information with respect to this item may be found in Note 2 of Notes to Financial Statements. Such information is incorporated herein by reference.

1(C) DESCRIPTION OF BUSINESS

                              BOSTON GAS COMPANY

  Boston Gas is engaged in the transportation and sale of natural gas to over 515,000 residential, commercial, and industrial customers in Boston, Massachusetts, and 73 other communities in eastern and central Massachusetts. Boston Gas also sells gas for resale in Massachusetts and other states. Boston Gas is the largest natural gas distribution company in New England, has been in business for 173 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of Boston Gas has been owned by Eastern.

  Boston Gas provides both local transportation services and gas supply for all customer classes. All residential customers and most commercial/industrial ("C&I") customers currently purchase combined or "bundled" supply and transportation services from Boston Gas. Local transportation service is offered on an unbundled basis to large commercial/industrial customers, who may purchase gas supply from Boston Gas or other sources.

  Boston Gas' services are available on a firm and non-firm basis. Firm transportation services and sales are provided under rate tariffs filed with the Massachusetts Department of Public Utilities ("DPU") that typically obligate Boston Gas to provide service without interruption throughout the year. Non-firm transportation services and sales are generally provided to large commercial/industrial customers who can use gas and oil interchangeably. Non-firm services, including sales to other gas companies for resale, are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel. Margin on non-firm throughput and off-system sales, in excess of a threshold based upon the prior year's experience, is shared between firm customers and shareholders, 75% and 25%, respectively.

MARKETS AND COMPETITION

  Boston Gas competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last five years, Boston Gas has increased its share in the total stationary energy market from 28% to 35%. This market share compares to the national average of approximately 43% and may represent a growth opportunity for Boston Gas. However, actual experience cannot be predicted with certainty, and will depend on such factors as the price of competitive energy sources and customer perceptions of relative value.


1995 Customer Base
[PIE CHART--PLOT POINTS BELOW]
Residential............................................ 92%
C & I..................................................  8%



1995 Firm Throughput
[PIE CHART--PLOT POINTS BELOW]
Residential Sales...................................... 42%
C & I Sales............................................ 40%
C & I Transportation................................... 18%



  Residential customers comprise 92% of its customer base, while commercial/industrial establishments account for the remaining 8%. Volumetrically, residential customers account for 29% of total throughput and 42% of firm throughput, while commercial/industrial customers account for 71% of total throughput and 58% of firm throughput. Approximately half of the commercial/industrial customers' total throughput is transportation.

  In 1993, the DPU approved Boston Gas' proposal to unbundle local transportation service and gas sales for its largest commercial/industrial customers. Unbundling allows customers to purchase local transportation from Boston Gas on a basis separate from the purchase of gas supply, which the customer may buy from it or third parties. This unbundling initiative extended to eligible customers direct access to gas supplies and interstate pipeline capacity, as authorized by the Federal Energy Regulatory Commission ("FERC") in Order 636. As a result of Order 636, Boston Gas has seen increasing competition from other gas suppliers into its service territory. In 1995, 103 of the approximately 450 eligible customers purchased gas supplies from third parties. In response to such perceived trends, in 1994 Boston Gas initiated a large-scale reengineering effort to reduce costs, increase productivity, and improve customer service.

GAS THROUGHPUT

  The following table, in billions of cubic feet of natural gas at 1,000 Btu per cubic foot ("BCF"), provides information with respect to the volumes of gas throughput by Boston Gas during the three years 1993-1995:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
Residential.......................................     39.7      41.4      41.9
Commercial/industrial.............................     48.1      46.7      49.1
Off-system sales..................................      6.6       7.6       2.1
                                                   --------  --------  --------
Total sales.......................................     94.4      95.7      93.1
Transportation of customer-owned gas..............     47.5      48.7      51.7
Less: Off-system sales............................     (6.6)     (7.6)     (2.1)
                                                   --------  --------  --------
 Total throughput.................................    135.3     136.8     142.7
                                                   ========  ========  ========
 Firm throughput..................................     94.9      95.5      95.3
                                                   ========  ========  ========

  No customer, or group of customers under common control, accounted for 3% or more of the total firm revenues in 1995.

GAS SUPPLY

  The following table in BCF provides statistical information with respect to Boston Gas' sources of supply during 1993-1995:

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1995      1994      1993
                                                   --------  --------  --------
Natural gas pipeline purchases....................     93.4      92.2      86.3
Liquefied natural gas ("LNG") purchases...........      3.1       5.1      13.4
                                                   --------  --------  --------
 Total purchases..................................     96.5      97.3      99.7
Change in storage gas.............................      3.5       0.4      (4.0)
Company use, unbilled and other...................     (5.6)     (2.0)     (2.6)
                                                   --------  --------  --------
 Total sales......................................     94.4      95.7      93.1
                                                   ========  ========  ========

  Boston Gas purchases approximately 60% of its pipeline gas supplies directly from domestic and Canadian producers and marketers pursuant to long-term contracts, which have been reviewed and approved by the DPU. Boston Gas purchases its remaining pipeline supplies from domestic sources pursuant to short-term, firm winter service agreements and on a spot basis. Boston Gas has diversified its pipeline gas supplies across major North American producing regions, including on- and off-shore Gulf of Mexico and mid-continent areas in the United States, as well as from western Canada.

  Pipeline supplies are transported on interstate pipeline systems to Boston Gas' service territory pursuant to long-term contracts. FERC-approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The interstate pipeline companies that provide firm transportation service to Boston Gas' service territory, the peak daily and annual capacity and the contract expiration dates are as follows:

                                                 Capacity in  BCF
                                                 -----------------  Expiration
Pipeline                                          Daily    Annual     Dates
--------                                         -------  --------  ----------
Algonquin Gas Transmission Company
 ("Algonquin")..................................    0.28      87.4  1997-2012
Tennessee Gas Pipeline Company ("Tennessee")....    0.18      66.9  2000-2012
                                                 -------  --------
                                                    0.46     154.3
                                                 =======  ========

  In addition, Boston Gas has firm capacity contracts on interstate pipelines upstream of the Algonquin and Tennessee pipelines to transport natural gas purchased by Boston Gas from producing regions to the Algonquin and Tennessee pipelines. The expiration dates for these contracts are similar to those included in the above table.

  Boston Gas has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide for storage capacity of 17.3 BCF and peak day capacity of 0.16 BCF. Boston Gas utilizes its existing capacity contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are purchased and produced from foreign and domestic sources.

  Peak day throughput in BCF was 0.69, 0.65 and 0.64 in 1995, 1994 and 1993, respectively. Boston Gas provides for peak period demand through a least cost portfolio of pipeline, storage and supplemental supplies. Boston Gas considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

REGULATION

  Boston Gas' operations are subject to Massachusetts statutes applicable to gas utilities. Rates, the territorial limit of Boston Gas' service area, purchase of gas, pipeline safety regulations, issuance of securities and affiliated party transactions are regulated by the DPU. Rates for firm transportation and sales provided by Boston Gas are subject to approval by, and are on file with, the DPU. In addition, Boston Gas has a cost of gas adjustment clause which allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system.

  In February 1995 the DPU ordered all large gas and electric utilities to file incentive rate proposals as soon as possible. The order signaled a significant departure from established DPU practice of setting rates to reflect all allowed costs of service. In the second quarter of 1996 Boston Gas intends to file an incentive rate proposal consistent with the DPU's directives. As part of its rate restructuring proposal, Boston Gas will offer unbundled transportation and sales service to a broader range of customers.

  As more customers elect to purchase gas from third parties, a greater amount of upstream pipeline capacity under contract may be idle, unless it can be remarketed or assigned. The recoverability of cost for any such idle capacity will be an issue for the DPU to address for all utilities subject to its jurisdiction. While there can be no assurance, it is Boston Gas' position that it should be afforded the opportunity to recover prudently incurred, non-mitigable stranded capacity cost.

  Boston Gas and Eastern were granted an intrastate exemption from the provisions of the Public Utility Holding Company Act of 1935 under Section 3(a)(1) thereof, pursuant to an order of the Securities and Exchange Commission dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975.

SEASONALITY AND WORKING CAPITAL

  Boston Gas' revenues, earnings and cash flows are highly seasonal as the demand for most of its transportation services and sales is directly related to temperature conditions. The majority of Boston Gas' earnings is generated in the first quarter with a seasonal loss occurring in the third quarter. Since the bulk of its revenues is billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, Boston Gas bills its customers over the heating season for pipeline demand charges paid by Boston Gas over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result, short-term borrowings are generally highest during the late fall and early winter.

ENVIRONMENTAL MATTERS

  Boston Gas may have or share responsibility under applicable environmental law for the remediation of certain former manufactured gas plant ("MGP") sites, as described in Note 11 of Notes to Financial Statements. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 such sites owned by Boston Gas, subject to a limited contribution by Boston Gas. A 1990 regulatory settlement with the DPU provides for recovery by Boston Gas of environmental costs associated with MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. Boston Gas does not possess at this time sufficient information to reasonably determine the ultimate cost to it of such remediation and no assurance can be given with respect to future recoverability of such costs. However, in light of the factors discussed above, Boston Gas believes that it is not probable that such costs will materially affect its financial condition or results of operations.

EMPLOYEES

  As of December 31, 1995, Boston Gas had 1,500 employees, 73% of whom were organized in local unions with which Boston Gas has collective bargaining agreements that expire in 1999. The 10% reduction in staffing from the prior year was accomplished through attrition and early retirement and severance programs for both management and union employees associated with Boston Gas' ongoing reengineering program.

PROPERTIES

  Boston Gas owns or leases facilities which enable it to liquefy natural gas in periods of low demand, store the resulting LNG and vaporize it for use in periods of high demand. Boston Gas owns and operates such a facility in Dorchester, Massachusetts, and leases one such facility in Lynn, Massachusetts. In addition, Boston Gas leases a storage facility in Salem, Massachusetts. Boston Gas also owns propane-air facilities at several locations throughout its service territory.

  On December 31, 1995, Boston Gas' distribution system included approximately 5,800 miles of gas mains, 397,000 services and 525,000 active customer meters.

  Boston Gas' mains and services are generally located on public ways or private property not owned by it. Boston Gas' occupation of such property is generally pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of Boston Gas are owned in fee.

  In 1995, Boston Gas' capital expenditures were $57.3 million. Capital expenditures were principally made for improvements to the distribution system, for system expansion to meet customer demand and for productivity enhancement initiatives. Boston Gas plans to spend approximately $60 million for similar purposes in 1996.

                           MIDLAND ENTERPRISES INC.

  Midland, through its wholly-owned subsidiaries (together "Midland"), is engaged in the operation of a fleet of barges and towboats, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and the Gulf of Mexico. Midland transports bulk commodities, a major portion of which is coal. Midland also performs repair work on marine equipment and operates two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal and a marine fuel supply facility. In December 1993 Midland sold Chotin, its liquid barge operations, including its sole contract and trade name. In June 1994 Midland sold its barge construction and repair facility located in Louisiana.

SALES

  The following table indicates the tonnage transported (in millions) for the period 1993-1995:

                                                       Years ended December 31,
                                                      --------------------------
                                                        1995     1994     1993
                                                      -------- -------- --------
Dry cargo............................................     66.2     66.9     60.9
Liquid cargo.........................................       --       --      1.6
                                                      -------- -------- --------
  Total tonnage......................................     66.2     66.9     62.5
                                                      ======== ======== ========

  Tonnage in 1995 declined slightly due in part to a softening of the domestic coal market in the second half of 1995 and reduced shipments of aggregates. The record tonnage in 1994 increased 7% over 1993, despite the absence of the liquid business, due to a stronger economy as evidenced by increased shipments of coal, aggregates, ores, steel products and scrap. Coal tonnage in 1993 was negatively impacted by a prolonged coal miners strike.

  Ton miles are the product of tons and distance transported. The following charts depict 1995 tonnage by commodity and ton miles of cargo transported for the period 1991--1995:


1995 Tonnage by Commodity
[PIE CHART--PLOT POINTS BELOW]
Coal..................................................64%
Other.................................................30%
Grain................................................. 6%


Ton Miles by Commodity
   (in billions)             1991      1992      1993      1994      1995
[BAR CHART--PLOT POINTS BELOW]
Coal......................... 15.6      15.2      14.0      15.2      15.2
Grain........................  6.2       6.3       4.8       4.4       5.2
Other........................  8.7       9.3      11.8      15.7      16.4
Liquid.......................  1.7       1.6       1.6       0.0       0.0
                               ---       ---       ---       ---       ---
   Total..................... 32.2      32.4      32.2      35.3      36.8



  "Other" includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, towing for others, and other dry cargo.

  For the second straight year, Midland set a new ton mile record with 1995 ton miles increasing 4% over 1994. As noted above, although 1995 tonnage declined slightly, longer trip lengths associated with increased movements of non-coal tonnage, predominantly on the Mississippi River, resulted in increased overall production. Ton miles in 1994 increased 10% over 1993, reflecting the 7% increase in tonnage noted above. In addition to changes in ton miles transported, Midland's revenues and net income are affected by other factors such as competitive conditions, weather and the segment of the river system traveled, as described in the "Seasonality" and "Competition" sections.

  The following table summarizes Midland's backlog of transportation and terminalling business under long-term contracts:

                                                             December 31,
                                                           -------------------
                                                            1995    1994
                                                           ------  ------
Tons (in millions)........................................  156.2   168.8
Revenues (in millions).................................... $485.3  $422.8
Portions of revenue backlog not expected to be filled
 within the current year..................................     72%     77%

  The 1995 revenue backlog (which is based on contracts that extend beyond December 31, 1996) is shown at prices in effect on December 31, 1995, which are subject to escalation/de-escalation provisions. Since services under many of the long-term contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the anticipated requirements of these long-term contract customers. The 7% decline in tonnage backlog from 1994 is partly due to the scheduled expiration of several long-term contracts in 1996 that have not yet been renewed and therefore were excluded from the calculation. The backlog calculation includes contracts awarded but not yet signed of 14.2 million tons and $67.2 million in revenue at December 31, 1995; there were no such contracts at December 31, 1994. The increase in the revenue backlog reflects higher average market rates on newly negotiated contracts and the change in contract mix, reflecting longer hauls at higher rates per ton.

  The only significant raw material required by Midland is the diesel fuel to operate its towboats. Diesel fuel is purchased from a variety of sources and Midland regards the availability of diesel fuel as adequate for its operations.

SEASONALITY

  Revenues during winter months tend to be lower than revenues for the remainder of the year due to the freezing of some northern rivers and waterways during winter months, increased coal consumption by electric utilities during the summer months and the fall harvest of grain.

COMPETITION

  Midland's marine transportation business competes on the basis of price, service and equipment availability. Midland's primary competitors include other barge lines and railroads, including one integrated rail-barge carrier. There are a number of companies offering transportation services on the waterways served by Midland. In the early 1990's, competition among major barge line companies was intense due to an imbalance between barge supply and customer demand, impacted by economic conditions as well as by occasionally weak grain and export coal markets. This in turn led to revenue and margin erosion and prompted the initiation of cost and productivity improvements and curtailment of new barge construction by many operators. During the second half of 1994, however, barge demand and supply moved closer to equilibrium as both domestic import demand and export requirements increased significantly. This trend, which continued in 1995, led to improved rates and margins.

  Barge operators have maintained relatively low rate structures due to ongoing improvements in operating efficiencies and productivity. Consequently, the barge industry has generally been able to retain its competitive position with alternate methods of transportation for bulk commodities when the origin and destination of such movements are contiguous to navigable waterways.

  Due to the capital-intensive and high fixed-cost nature of Midland's business, the negotiation of long-term contracts facilitates steady and efficient utilization of equipment. Midland's long-term transportation and terminalling contracts expire at various dates from January 1997 through June 2003. During 1995, approximately 34% of Midland's consolidated revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses that excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Midland that results in termination of the contract, Midland would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.

  No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1995. On the basis of past experience and its competitive position, Midland considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen.

  Towboats, such as those operated by Midland, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the lower Mississippi River, where there are no locks to transit. Average costs per ton mile for barge transportation are generally below those of railroads.

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

PROPERTIES

  As of December 31, 1995, Midland's marine equipment consisted of 2,354 dry cargo barges and 84 towboats. Approximately half of this equipment is either mortgaged to secure Midland's equipment financing obligations or chartered under long-term leases from third parties.

  In 1995, Midland's capital expenditures were $20.9 million. These expenditures were made principally for the purchase of new barges and for renewal of equipment. In 1996 Midland expects to spend approximately $48 million for capital equipment, with the increase due primarily to the purchase of new barges.

EMPLOYEES

  As of December 31, 1995, Midland employed 1,400 persons, of whom approximately 34% are represented by labor unions.

                                    GENERAL

ENVIRONMENTAL MATTERS

  Certain information with respect to Eastern's compliance with Federal and state environmental statutes may be found in Item 1(c) under "Boston Gas Company" and "Midland Enterprises Inc." and Note 11 of Notes to Financial Statements.

EMPLOYEES

  Eastern and its wholly-owned subsidiaries employed 3,000 employees at December 31, 1995.

ITEM 2. PROPERTIES

  Information with respect to this item may be found in Item 1(c) under "Boston Gas Company" and "Midland Enterprises Inc." Such information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

  Information with respect to certain legal proceedings may be found in Notes 11 and 12 of Notes to Financial Statements and in Item 1(c) hereof under "Boston Gas Company" and "Midland Enterprises Inc." Such information is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

  No matter was submitted to a vote of security holders in the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

GENERAL

  The table below identifies the executive officers of Eastern, who are appointed annually and serve at the pleasure of Eastern's Trustees.

                                                                    Office Held
           Name                          Title                  Age    Since
           ----                          -----                  --- -----------
 J. Atwood Ives.......... Chairman and Chief Executive           59    1991
                           Officer
 Richard R. Clayton...... President and Chief Operating          57    1991
                           Officer
 Walter J. Flaherty...... Senior Vice President and Chief        47    1992
                           Financial Officer
 Chester R. Messer....... Senior Vice President--President of    54    1988
                           Boston Gas Company
 Fred C. Raskin.......... Senior Vice President--President of    47    1991
                           Midland Enterprises Inc.
 L. William Law, Jr...... Senior Vice President, General         51    1995
                           Counsel and Secretary

BUSINESS EXPERIENCE

  Prior to joining Eastern in 1991, J. Atwood Ives was Vice Chairman, Chief Financial Officer and a member of the Office of the Chairman of General Cinema Corporation (now Harcourt General, Inc.) and The Neiman Marcus Group, Inc.

  Richard R. Clayton joined Eastern in 1987 as Executive Vice President and Chief Administrative Officer. He was Executive Vice President and Chief Operating Officer of Eastern from 1990 to 1991.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Eastern's common stock is traded on the New York, Boston and Pacific Stock Exchanges (ticker symbol EFU). The approximate number of shareholders at December 31, 1995 was 5,400.

  Information with respect to this item may be found in the sections captioned "Cash Dividends Per Share" and "Stock Price Range" appearing on the inside back cover of the annual report to shareholders for the year ended December 31, 1995. Such information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

  Information with respect to this item may be found in the section captioned "Five-Year Financial Summary" appearing on page 31 of the annual report to shareholders for the year ended December 31, 1995. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following commentary should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Financial Statements.

1995 COMPARED TO 1994

OVERVIEW

  The Company reported net earnings of $53.9 million, or $2.66 per share, in 1995 compared to net earnings of $51.1 million, or $2.46 per share, in 1994. Net earnings from continuing operations before extraordinary item were $60.4 million, or $2.98 per share, in 1995, reflecting increases of 55% and 59%, respectively, over the comparable results in 1994. Excluding the gain on the sale of Eastern's United States Filter Corporation ("U.S. Filter") investment and the provision for environmental expenses from 1995 results, earnings and earnings per share from continuing operations increased by approximately 33% and 36%, respectively, over the prior year, which was adjusted to exclude the gain on the sale of a barge construction and repair facility.

  Earnings from discontinued operations in 1994 reflect the net earnings of WaterPro which was sold in 1995 and the after-tax gain realized on the settlement of Eastern's lawsuit relating to its 1989 purchase of Ionpure (see
Note 10). In the fourth quarter of 1995, Eastern accrued a pretax charge of $10.0 million to increase its accrual, first recorded in 1993, for the estimated undiscounted liability for health care and death benefit premiums imposed by the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"), primarily due to a subsequent assignment to Eastern of additional miners and their beneficiaries. As described in Note 12, this charge has been reported as an extraordinary item of $6.5 million or $.32 per share.

                               1995    1994   Change
         (In millions)        ------  ------  ------
         REVENUES:
          Boston Gas          $653.1  $660.2    (1)%
          Midland              296.3   264.7    12 %
                              ------  ------
           Total              $949.4  $924.9     3 %
                              ======  ======

  The increase in consolidated revenues from 1994 to 1995 primarily reflects significant increases in Midland's rates for transporting non-coal commodities.

                               1995    1994   Change
         (In millions)        ------  ------  ------
         OPERATING EARNINGS:
          Boston Gas          $ 61.7  $ 65.8    (6)%
          Midland               57.8    35.8    62 %
          Headquarters          (5.8)   (4.2)  (36)%
                              ------  ------
           Total              $113.7  $ 97.4    17 %
                              ======  ======

  The increase in operating earnings from 1994 to 1995 primarily reflects increased non-coal transportation rates and ideal operating conditions at Midland, partially offset by the impact of demand-related factors and warmer weather as well as costs associated with early retirement and severance programs at Boston Gas and higher unallocated headquarters expense.

  Other income in 1995 includes a $20.6 million gain on the sale of Eastern's U.S. Filter investment and increased interest income on higher cash balances, partly offset by a $15.0 million provision for environmental expenses, as described in Notes 8 and 11. Other income for 1994 includes a $2.3 million gain on the sale of Midland's barge construction and repair facility in Louisiana.

  The effective tax rate in 1995 was 10% lower than in 1994, principally because the gain on the sale of the U.S. Filter investment was offset by a realized tax loss on the sale of WaterPro which had been written down in 1993.

BOSTON GAS

  Revenues in 1995 decreased by $7.1 million as increased sales to new and existing firm customers were more than offset by demand-related factors involving a reduction in weather-adjusted gas consumption. Weather for 1995 was 100.0% of normal, which was 0.6% warmer than 1994. Increased revenues from non-firm sales and transportation were partially offsetting.

  Operating earnings decreased $4.1 million from 1994. Sales to new firm customers and the recognition of lost margins associated with conservation programs increased operating earnings, partly offsetting the impact of reduced demand and warmer weather. Higher operating costs, primarily reflecting non-recurring charges associated with early retirement and severance programs for both management and union employees were partially offset by the related reduction in labor costs and reduced weather-related workload during the first half of the year. These reductions were part of Boston Gas' ongoing reengineering program focused on improving customer service and lowering operating costs.

MIDLAND ENTERPRISES

  Revenues and operating earnings increased by $31.6 million and $22.0 million, respectively, in 1995 over 1994, primarily reflecting higher transportation rates. Partially offsetting were reduced revenues resulting from contractual rate reductions on long-term utility coal contracts. Operating earnings benefited from continued productivity improvements and excellent operating conditions.

  Ton miles increased 4% to a new record level, although total tonnage transported declined 1%, due to significantly longer trip lengths. Coal tonnage declined 1%, with coal shipments under long-term contracts increasing 4% and spot coal tonnage declining 17%, reflecting a weak second half market. Non-coal ton miles increased 8% although tonnage was essentially unchanged from 1994. Midland's focus on longer haul, higher margin non-coal commodities more than offset the weakness in the spot coal market. As a result, grain tonnage increased 18% with ores and steel tonnage up over 20% as compared to 1994. Operating results from terminal and support operations were relatively unchanged from 1994 levels.

1994 COMPARED TO 1993

                               1994    1993   Change
         (In millions)        ------  ------  ------
         REVENUES:
          Boston Gas          $660.2  $614.3     7%
          Midland              264.7   254.9     4%
                              ------  ------
           Total              $924.9  $869.2     6%
                              ======  ======

  The increase in consolidated revenues from 1993 to 1994 primarily reflects the impact of Boston Gas' November 1993 rate increase and significantly increased tonnages transported by Midland, partly offset by lower freight rates and the absence of revenues from its liquid barge business, which was sold in December 1993.

                               1994    1993   Change
         (In millions)        ------  ------  ------
         OPERATING EARNINGS:
          Boston Gas          $ 65.8  $ 49.1    34%
          Midland               35.8    33.0     8%
          Headquarters          (4.2)   (4.7)   10%
                              ------  ------
           Total              $ 97.4  $ 77.4    26%
                              ======  ======

  The improvement in operating earnings from 1993 to 1994 primarily reflects the impact of Boston Gas' 1993 rate increase, partially offset by higher depreciation and property taxes, and at Midland, the effect of cost reduction and productivity improvement programs and better operating conditions, partially offset by lower contracted rates for coal transportation. A seventeen-week work stoppage at Boston Gas, record flooding in the Midwest and the UMW strike decreased operating earnings in 1993.

  Earnings from continuing operations before income taxes increased to $63.4 million in 1994 from $44.5 million in 1993, primarily reflecting the increase in operating earnings described above, with higher interest expense and lower interest income offset by higher other income, as described in Note 8. The increase in interest expense reflects additional borrowings at Boston Gas and higher dividends paid on its preferred stock. The repurchase of shares in the fourth quarter of 1993 reduced funds available for investment in 1994, resulting in lower interest income in 1994. The effective tax rate in 1993 was 3% higher than in 1994 because of the additional deferred tax requirements resulting from the 1% increase in the federal tax rate, effective January 1, 1993.

  The net loss in 1993 included the effects of three substantial charges totaling $99.8 million, net of tax, or $4.43 per share, relating to an extraordinary provision for coal miners retiree health care obligations ($45.5 million, net of tax, or $2.02 per share), a write-down of WaterPro's goodwill ($45.0 million, with no tax benefit, or $2.00 per share) and the loss on the sale of Ionpure ($9.3 million, net of tax, or $.41 per share). See Notes 12 and 10 for discussion of these matters. The latter two charges are included in the loss from discontinued operations for 1993.

BOSTON GAS

  A $37.7 million annualized rate increase, which took effect November 1, 1993, increased 1994 revenues by $29.9 million. Although temperatures varied widely relative to normal over the course of 1994, they averaged 1.5% warmer than in 1993 and 0.6% colder than normal in 1994.

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

MIDLAND ENTERPRISES

  Revenues and operating earnings increased $9.8 million and $2.8 million, respectively, in 1994 over 1993 due to significant increases in dry cargo transportation, reduced operating and administrative expenses achieved through ongoing cost reduction and productivity programs, as well as the absence of increased costs associated with inefficiencies caused by the Mississippi River flooding and the UMW strike in 1993. Partially offsetting were contractual and market rate reductions negotiated early in 1994, the absence of the liquid barge business, which contributed 5% and 7% of 1993 revenues and operating earnings, respectively, and higher operating expenses associated with flooding and severe winter icing conditions early in 1994. Reflecting improved market and operating conditions, revenues and operating earnings for the second half of 1994 increased by 12% and 48%, respectively, over the comparable period in 1993.

  Tonnage and ton miles increased 11% and 10%, respectively, in 1994 as increased shipments of coal, aggregates, ores and towing for others more than offset the sale of Midland's liquid barge business, which accounted for approximately 5% of ton miles in 1993. Coal tonnage increased 11% from 1993, reflecting a significant increase in spot shipments and increased demand for utility coal under long-term contracts. Excluding the liquid barge business, non-coal tonnage increased 20% over 1993, despite a 15% reduction in grain tonnage, primarily as a result of increased shipments of aggregates, steel, scrap and ores. The reduction in grain tonnage reflected management's decision to de-emphasize its commitment to the grain market and to concentrate on other business areas, principally on the Ohio and the lower Mississippi rivers.

  In June 1994 Midland recognized a pretax gain of $2.3 million on the sale of its barge construction and repair facility in Louisiana. Midland had recorded a $3.5 million reserve in December 1993 for the shutdown costs and carrying charges associated with this facility. As mentioned earlier, in December 1993 Midland sold its liquid barge business at a pretax gain of $8.0 million. These transactions are included in other income.

LIQUIDITY AND CAPITAL RESOURCES

  Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1996 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividends to shareholders.

  In addition to cash and short-term investments of $191.2 million at December 31, 1995, Eastern maintains a $100.0 million long-term credit agreement plus other lines, all of which are available for general corporate purposes. At December 31, 1995 there were no borrowings outstanding under any of these facilities.

  Consolidated capital expenditures for 1996 are budgeted at approximately $108 million, about 55% of which are for Boston Gas and the balance for Midland.

  Eastern's capital structure is depicted in the chart below. The decrease in equity in 1993 reflects the impact of non-cash charges associated with the provision for coal miners retiree health care, the write-down of WaterPro goodwill, the loss on the sale of Ionpure and substantial share repurchases. Through a combination of increased equity and debt, Eastern expects to continue its policy of capitalizing Boston Gas and Midland with approximately equal amounts of equity and long-term debt. Both subsidiaries maintain "A" ratings with the major rating agencies.

  In June 1995 Boston Gas filed a shelf registration for the issuance through December 1997 of up to $100.0 million of Medium-Term Notes for the funding of future capital expenditures and the refinancing of currently outstanding indebtedness. In the fourth quarter of 1995 Boston Gas issued $60.0 million of Medium-Term Notes, Series C, with a weighted average maturity of 26 years and coupon of 7.08%. As described in Note 3, the proceeds from this issuance were used to complete an in-substance defeasance which will reduce future interest expense by more than $1 million annually.

  In April 1995 Eastern sold WaterPro for $52.9 million in cash. In addition, in November 1995 Eastern sold its investment in U.S. Filter common stock for $65.5 million in cash.

  To meet working capital requirements which reflect the seasonal nature of the gas distribution business, Boston Gas had notes outstanding of $52.0 million at December 31, 1995, a decrease of $10.5 million from the prior year, primarily reflecting lower balances for deferred gas costs. Boston Gas also maintains a bank credit agreement which supports the issuance of up to $90.0 million of commercial paper to fund its inventory of gas supplies. At December 31, 1995 Boston Gas had $45.6 million of commercial paper outstanding for this purpose.

  Eastern repurchased 320,800, 603,500 and 1,739,900 shares of its common stock for $8.4 million, $14.6 million and $46.0 million, respectively, in 1995, 1994 and 1993.


Year-End Common Shares
Outstanding (in millions)    1991      1992      1993      1994      1995
[BAR CHART--PLOT POINTS BELOW]
   Total.................... 22.5      22.6      20.9      20.4      20.2




Capital Structure
  (in millions)              1991      1992      1993      1994      1995
[BAR CHART--PLOT POINTS BELOW]
Equity...................... 327       357       329       366       357
Debt........................ 503       518       364       374       396
                             ---       ---       ---       ---       ---
   Total.................... 830       875       693       740       753


OTHER MATTERS

  Eastern may have or share responsibility for environmental remediation and/or ongoing maintenance of certain non-utility sites associated with former operations, the most significant of which is a former coal tar processing facility, as described in Note 11. Eastern has accrued a reserve of approximately $25 million in total at December 31, 1995 to cover the remediation and maintenance of these sites. However, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remediation and maintenance.

  Boston Gas may have or share responsibility for environmental remediation of certain former manufactured gas plant ("MGP") sites, as described in Note 11. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 such sites owned by Boston Gas, subject to a limited contribution by the latter. A 1990 regulatory settlement agreement provides for recovery by Boston Gas of environmental costs associated with MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. Eastern does not possess at this time sufficient information to reasonably determine the ultimate cost to Boston Gas of such remediation, and no assurance can be given with respect to the future recoverability of such costs. However, particularly in light of the factors discussed, Eastern currently believes that it is not probable that such costs will materially affect its financial condition or results of operations.

  Eastern has accrued pretax charges of $80.0 million for its estimated undiscounted liability for health care and death benefit premiums under the Coal Act. As discussed in Note 12, its obligations for these premiums could range from zero to more than $115 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                 Page
                                                 ----
Consolidated Statements of Operations            K-17
Consolidated Balance Sheets                      K-18
Consolidated Statements of Cash Flows            K-20
Consolidated Statements of Shareholders' Equity  K-21
Notes to Financial Statements                    K-22
Unaudited Quarterly Financial Information        K-34
Independent Auditors' Report                     K-35
Management's Report on Responsibility            K-35

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Years Ended December 31,
                                                   ----------------------------
                                                     1995      1994      1993
(In thousands, except per share amounts)           --------  --------  --------
REVENUES                                           $949,412  $924,850  $869,215
OPERATING COSTS AND EXPENSES:
 Operating costs                                    668,701   668,287   642,603
 Selling, general and administrative expenses       105,473   100,332    96,024
 Depreciation and amortization                       61,504    58,856    53,199
                                                   --------  --------  --------
OPERATING EARNINGS                                  113,734    97,375    77,389
OTHER INCOME (EXPENSE):
 Interest income                                      5,633     1,953     3,213
 Interest expense                                   (38,536)  (38,516)  (35,039)
 Other, net                                           4,103     2,553    (1,056)
                                                   --------  --------  --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
 INCOME TAXES                                        84,934    63,365    44,507
Provision for income taxes                           24,553    24,458    18,485
                                                   --------  --------  --------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEM                                  60,381    38,907    26,022
Earnings (loss) from discontinued operations, net
 of tax                                                 --     12,212   (58,182)
Extraordinary provision for coal miners retiree
 health care, net of tax                             (6,500)      --    (45,500)
                                                   --------  --------  --------
NET EARNINGS (LOSS)                                $ 53,881  $ 51,119  $(77,660)
                                                   ========  ========  ========
EARNINGS PER SHARE FROM CONTINUING OPERATIONS
 BEFORE EXTRAORDINARY ITEM                            $2.98     $1.87     $1.15
Discontinued operations, net of tax                     --        .59     (2.58)
Extraordinary provision for coal miners retiree
 health care, net of tax                               (.32)      --      (2.02)
                                                   --------  --------  --------
NET EARNINGS (LOSS) PER SHARE                         $2.66     $2.46    $(3.45)
                                                   ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                      ---------------------
                                                         1995       1994
(In thousands)                                        ---------- ----------
ASSETS
CURRENT ASSETS:
  Cash and short-term investments                     $  191,211 $   59,641
  Receivables, less reserves of $16,009 in 1995 and
   $16,091 in 1994                                       104,735     97,093
  Inventories                                             47,883     60,207
  Deferred gas costs                                      71,940     66,865
  WaterPro net assets held for sale                           --     51,462
  Investment in U.S. Filter                                   --     44,847
  Other current assets                                     9,117      8,054
                                                      ---------- ----------
    TOTAL CURRENT ASSETS                                 424,886    388,169
PROPERTY AND EQUIPMENT, AT COST                        1,356,097  1,293,733
  Less--accumulated depreciation                         563,337    518,110
                                                      ---------- ----------
    NET PROPERTY AND EQUIPMENT                           792,760    775,623
OTHER ASSETS:
  Deferred post-retirement health care costs              93,830     97,589
  Investments                                             13,821      5,531
  Deferred charges and other costs, less amortization     52,045     72,407
                                                      ---------- ----------
    TOTAL OTHER ASSETS                                   159,696    175,527
                                                      ---------- ----------
    TOTAL ASSETS                                      $1,377,342 $1,339,319
                                                      ========== ==========

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                     ----------------------
                                                        1995        1994
(In thousands)                                       ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current debt                                       $   57,193  $   67,774
  Accounts payable                                       64,960      49,974
  Accrued expenses                                       26,795      22,915
  Other current liabilities                              75,913      71,774
                                                     ----------  ----------
    TOTAL CURRENT LIABILITIES                           224,861     212,437
GAS INVENTORY FINANCING                                  45,600      53,578
LONG-TERM DEBT                                          357,675     365,488
RESERVES AND OTHER LIABILITIES:
  Deferred income taxes                                  89,102      91,534
  Post-retirement health care                            98,717     102,382
  Coal miners retiree health care                        65,025      58,155
  Preferred stock of subsidiary                          29,262      29,229
  Other reserves                                         71,336      52,382
                                                     ----------  ----------
    TOTAL RESERVES AND OTHER LIABILITIES                353,442     333,682
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value; Authorized shares--
   50,000,000;
   Issued shares--20,385,587 in 1995 and 20,651,925
   in 1994                                               20,386      20,652
  Capital in excess of par value                         31,488      37,712
  Retained earnings                                     348,821     321,880
  Treasury stock at cost--191,547 shares in 1995 and
   241,395 shares in 1994                                (4,931)     (6,110)
                                                     ----------  ----------
    TOTAL SHAREHOLDERS' EQUITY                          395,764     374,134
                                                     ----------  ----------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $1,377,342  $1,339,319
                                                     ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  Years Ended December 31,
                                                 ----------------------------
                                                   1995      1994      1993
(In thousands)                                   --------  --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  NET EARNINGS (LOSS)                            $ 53,881  $ 51,119  $(77,660)
  Adjustments to reconcile net earnings (loss)
   to net cash provided by operating activities:
    Discontinued operations non-cash charges and
     working capital changes                           --    (4,830)   54,651
    Extraordinary provision for coal miners
     retiree health care, net of tax                6,500        --    45,500
    Depreciation and amortization                  61,504    58,856    53,199
    Income taxes and tax credits                   (1,119)    7,452     7,993
    Net gain on sale of assets                    (20,990)   (2,403)   (8,447)
    Provision for environmental expenditures       15,000       175     5,715
    Other changes in assets and liabilities:
      Receivables                                  (3,942)   19,087    (5,519)
      Inventories                                  12,337     8,534    (7,874)
      Deferred gas costs                           17,764   (23,901)  (24,934)
      Accounts payable                             14,986   (13,679)      743
      Other                                        (3,269)   14,264    (8,251)
                                                 --------  --------  --------
  NET CASH PROVIDED BY OPERATING ACTIVITIES       152,652   114,674    35,116
                                                 --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                            (78,385)  (57,883)  (61,450)
  Short-term investments                            1,900    22,017   (14,411)
  Proceeds on sale of WaterPro                     52,864        --        --
  Proceeds on sale of U.S. Filter investment       65,479        --        --
  Proceeds on sale of barge construction
   business                                            --    12,695        --
  Proceeds on sale of liquid barge business            --        --    14,950
  Other                                            (1,725)   (6,619)   (2,101)
                                                 --------  --------  --------
  NET CASH PROVIDED (USED) BY INVESTING
   ACTIVITIES                                      40,133   (29,790)  (63,012)
                                                 --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Dividends paid                                  (28,365)  (29,779)  (31,697)
  Changes in notes payable                        (10,530)  (43,770)   51,356
  Changes in gas inventory financing               (7,978)   (5,719)   10,666
  Proceeds from issuance of long-term debt         60,000    50,000        --
  Repayment of long-term debt                     (66,520)  (14,990)  (24,661)
  Repurchase of stock                              (8,357)  (14,574)  (46,039)
  Other                                             2,428     1,885       857
                                                 --------  --------  --------
  NET CASH USED BY FINANCING ACTIVITIES           (59,322)  (56,947)  (39,518)
                                                 --------  --------  --------
  NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                    133,463    27,937   (67,414)
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR   51,674    23,737    91,151
                                                 --------  --------  --------
  CASH AND CASH EQUIVALENTS AT END OF YEAR        185,137    51,674    23,737
  SHORT-TERM INVESTMENTS                            6,074     7,967    27,991
                                                 --------  --------  --------
CASH AND SHORT-TERM INVESTMENTS                  $191,211  $ 59,641  $ 51,728
                                                 ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             Common    Capital In
                             Stock     Excess of  Retained  Treasury
                          $1 Par value Par Value  Earnings   Stock     Total
(In thousands)            ------------ ---------- --------  --------  --------
Balance at December 31,
 1992                       $23,635     $112,050  $408,739  $(26,518) $517,906
  Net loss                       --           --   (77,660)       --   (77,660)
  Dividends declared--
   $1.40 per share               --           --   (31,711)       --   (31,711)
  Repurchase of stock            --           --        --   (46,039)  (46,039)
  Retirement of stock        (2,000)     (50,732)       --    52,732        --
  Foreign currency
   translation adjustment        --           --      (237)       --      (237)
  Unearned compensation
   related to the
   issuance of restricted
   stock, net                    --          262        --       105       367
  Issuance of stock               9          198        --       905     1,112
                            -------     --------  --------  --------  --------
Balance at December 31,
 1993                        21,644       61,778   299,131   (18,815)  363,738
  Net earnings                   --           --    51,119        --    51,119
  Dividends declared--
   $1.40 per share               --           --   (29,003)       --   (29,003)
  Repurchase of stock            --           --        --   (14,574)  (14,574)
  Retirement of stock        (1,000)     (24,312)       --    25,312        --
  Unearned compensation
   related to the
   issuance of restricted
   stock, net                    --          345        --       105       450
  Unrealized gains on
   investments available
   for sale, net                 --           --       633        --       633
  Issuance of stock               8          (99)       --     1,862     1,771
                            -------     --------  --------  --------  --------
Balance at December 31,
 1994                        20,652       37,712   321,880    (6,110)  374,134
  Net earnings                   --           --    53,881        --    53,881
  Dividends declared--
   $1.42 per share               --           --   (28,668)       --   (28,668)
  Repurchase of stock            --           --        --    (8,357)   (8,357)
  Retirement of stock          (300)      (7,422)       --     7,722        --
  Unearned compensation
   related to the
   issuance of restricted
   stock, net                    --          374        --        51       425
  Unrealized gains on
   investments available
   for sale, net                 --           --     1,728        --     1,728
  Issuance of stock              34          824        --     1,763     2,621
                            -------     --------  --------  --------  --------
Balance at December 31,
 1995                       $20,386     $ 31,488  $348,821  $ (4,931) $395,764
                            =======     ========  ========  ========  ========

   The accompanying notes are an integral part of these financial statements.

                         NOTES TO FINANCIAL STATEMENTS

1. ACCOUNTING POLICIES

  The consolidated financial statements include the accounts of Eastern Enterprises ("Eastern"), Boston Gas Company ("Boston Gas") and Midland Enterprises Inc. ("Midland"). Financial information for Water Products Group is reflected as discontinued operations (See Note 10).

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Inventories:

                                               December 31,
                                              ---------------
                                               1995    1994
   (In thousands)                             ------- -------
   Supplemental gas supplies                  $35,136 $46,844
   Other materials, supplies and marine fuel   12,747  13,363
                                              ------- -------
                                              $47,883 $60,207
                                              ======= =======

  Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) or average cost method.

Investment in U.S. Filter: In November 1995 Eastern sold its 3,041,092 shares of United States Filter Corporation ("U.S. Filter") common stock in a public offering for $65,479,000 in cash. The transaction resulted in a pretax and net gain of $20,581,000 or $1.02 per share. In 1995, Eastern accounted for its investment in U.S. Filter under the cost method and classified this investment as a security available for sale.

Other current liabilities include the following:

                                                    December 31 ,
                                                   ---------------
                                                    1995    1994
   (In thousands)                                  ------- -------
   Pipeline refunds due utility customers          $13,173 $18,720
   Coal miners retiree health care premiums         13,100  10,538
   Reserves for insurance claims                    13,037   8,809
   Pipeline transition costs regulatory liability    9,510  11,560
   Dividend payable                                  7,470   7,154

Revenue recognition: Boston Gas' revenues are recorded when billed. Boston Gas defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to the period in which the gas is billed to customers. Midland recognizes revenue on tows in progress on the percentage-of-completion method based on miles traveled.

Earnings per share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Such shares amounted to 20,285,000 in 1995, 20,789,000 in 1994 and 22,530,000 in 1993.
Fully diluted earnings per share were not materially different from primary earnings per share.

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

                 Years Ended December 31,
                 -------------------------
                     1995         1994
                 ------------ ------------
   Boston Gas            5.1%         5.2%
   Midland               4.0%         3.9%
   Headquarters         10.9%        12.4%

2. BUSINESS SEGMENT INFORMATION

  Operating results and other financial data are presented for Eastern's two business segments: Boston Gas, a local gas distribution company serving eastern and central Massachusetts, and Midland, a barge transportation company operating on the inland waterways.

   (In thousands)                        1995     1994     1993
                                       -------- -------- --------
   REVENUES:
     Boston Gas                        $653,073 $660,158 $614,294
     Midland                            296,339  264,692  254,921
                                       -------- -------- --------
                                       $949,412 $924,850 $869,215
                                       ======== ======== ========

   OPERATING EARNINGS:
     Boston Gas                        $ 61,662  $65,791  $49,063
     Midland                             57,828   35,805   33,001
     Headquarters                        (5,756)  (4,221)  (4,675)
                                       --------  -------  -------
                                       $113,734  $97,375  $77,389
                                       ========  =======  =======

   IDENTIFIABLE ASSETS, NET OF
    DEPRECIATION AND RESERVES:
     Boston Gas                        $  829,482 $  833,620 $  834,440
     Midland                              365,654    345,625    373,144
     Headquarters                         182,206    160,074    155,607
                                       ---------- ---------- ----------
                                       $1,377,342 $1,339,319 $1,363,191
                                       ========== ========== ==========

   CAPITAL EXPENDITURES:
     Boston Gas                        $57,322 $53,504 $47,057
     Midland                            20,900   4,337  14,191
     Headquarters                          163      42     202
                                       ------- ------- -------
                                       $78,385 $57,883 $61,450
                                       ======= ======= =======

   DEPRECIATION AND AMORTIZATION:
     Boston Gas                        $38,264 $35,809 $27,566
     Midland                            22,896  22,659  25,288
     Headquarters                          344     388     345
                                       ------- ------- -------
                                       $61,504 $58,856 $53,199
                                       ======= ======= =======

Headquarters operating expenses reflect unallocated corporate general and administrative expenses. Headquarters identifiable assets primarily include cash, short-term investments, WaterPro net assets held for sale and the investment in U.S. Filter.

  Boston Gas' operations are subject to Massachusetts statutes applicable to gas utilities. Its revenues, earnings and cash flows are highly seasonal as most of its firm sales and transportation are directly related to temperature levels. Boston Gas purchases pipeline gas supplies from a variety of domestic and Canadian producers and marketers, using a combination of long-term commitments, firm winter service agreements and spot purchases. Boston Gas has diversified its pipeline gas supplies across major North American producing regions, including western Canada.

  A substantial portion of Midland's operations relate to long-term transportation contracts. Based on past experience and its competitive position, management considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen.

3. LONG-TERM OBLIGATIONS AND CURRENT DEBT

Credit agreement and lines of credit: Eastern maintains a credit agreement with a group of banks, which provides for the borrowing by Eastern and its subsidiaries of up to $100,000,000 at any time through December 29, 2000. The interest rate for borrowings is the agent bank's prime rate or, at Eastern's option, various alternatives. The agreement requires a facility fee of 1/8 of 1% of the commitment. At December 31, 1995 and 1994 no borrowings were outstanding. Boston Gas utilizes the credit agreement to back its commercial paper borrowings. In addition, Eastern and Boston Gas have various uncommitted lines of credit which are utilized for working capital needs and provide for interest at the bank's prime rate or, at Eastern's option, various alternatives. Included in current debt were $52,000,000 and $62,530,000 of commercial paper and notes payable with a weighted average interest rate of 5.93% at December 31, 1995 and 1994, respectively.

Gas inventory financing: Boston Gas maintains a long-term credit agreement with a group of banks, which provides for the borrowing of up to $90,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. All costs related to this funding are recoverable from customers. Boston Gas had $45,600,000 and $53,578,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1995 and 1994, respectively. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a one-year revolving credit which may be converted to a two-year term loan at the option of Boston Gas if the one-year revolving credit is not renewed by the banks. Boston Gas may select the agent bank's prime rate or, at Boston Gas' option, various alternatives. The agreement requires a facility fee of 1/12 of 1% on the commitment. No borrowings were outstanding under this agreement during 1995 and 1994.

Description of long-term debt:

                                                      December 31,
   LONG-TERM DEBT:                                  ------------------
                                                      1995      1994
   (In thousands)                                   --------  --------
    BOSTON GAS:
     8.75%-9.00% Sinking Fund Debentures, due 2001  $     --  $ 60,000
     8.33%-9.75% Medium-Term Notes, Series A, due
      2005-2022                                      100,000   100,000
     6.93%-8.50% Medium-Term Notes, Series B, due
      2006-2024                                       50,000    50,000
     6.80%-7.25% Medium-Term Notes, Series C, due
      2012-2025                                       60,000        --
     First Mortgage Bonds-8.375% Series, due 1996         --     2,880
     Capital leases                                    4,281     5,690
     Less--current portion                            (1,509)   (1,890)
                                                    --------  --------
       BOSTON GAS LONG-TERM DEBT                     212,772   216,680
                                                    --------  --------

                                                          December 31,
   LONG-TERM DEBT (CONTINUED):                          ------------------
                                                          1995      1994
   (In thousands)                                       --------  --------
   MIDLAND:
     First Preferred Ship Mortgage Bonds--9.9% Series,
      due 2008                                            48,648    48,758
     8.1%-9.85% Medium-Term Notes, Series A, due 2002-
      2012                                                71,000    71,000
     Capital leases                                       28,939    32,404
     Less--current portion                                (3,684)   (3,354)
                                                        --------  --------
       MIDLAND LONG-TERM DEBT                            144,903   148,808
                                                        --------  --------
       TOTAL LONG-TERM DEBT                             $357,675  $365,488
                                                        ========  ========

  In 1995, Boston Gas filed a shelf registration covering the issuance through 1997 of up to $100,000,000 of Medium-Term Notes. In October and November 1995, Boston Gas issued $60,000,000 of Medium-Term Notes, Series C, with a weighted average maturity of 26 years and coupon of 7.08%. The proceeds from this issuance were used to complete an in-substance defeasance of $60,000,000 principal amount of 8.75%-9.00% Debentures due 2001. In connection with the defeasance Boston Gas has irrevocably requested that the Debenture Trustee call the Debentures on the first date that they can be redeemed with lower cost debt. In December 1995, Boston Gas deposited $65,136,000 of U.S. government securities into an irrevocable trust to cover the principal amount called, the call premiums of $1,161,000 and interest to the date of call of $3,975,000. As a result of the in-substance defeasance, the debt has been considered extinguished; accordingly, the government securities and $60,000,000 principal amount of Debentures due 2001 were removed from the balance sheet at December 31, 1995. Pursuant to regulatory accounting, the in-substance defeasance transaction resulted in the deferral of $2,250,000 as debt issuance costs to be amortized over the lives of the newly issued Medium-Term Notes.

  On September 1, 1995 Boston Gas redeemed all of the outstanding principal amount of 8.375% First Mortgage Bonds due 1996 at a redemption price of 100%.

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

  Midland's First Preferred Ship Mortgage Bonds and Medium-Term Notes are secured by certain transportation equipment.

  Boston Gas' and Midland's Medium-Term Notes are not callable prior to maturity. Midland's First Preferred Ship Mortgage Bonds are not callable until April 1, 1998.

  Capital leases consist of property and equipment lease obligations with a weighted average interest rate of 9.78%. Minimum lease payments under these agreements are due in installments through 2003.

  Debt payment requirements and maturities, net of amounts acquired in advance, are $5,193,000, $5,374,000, $4,895,000, $10,395,000 and $10,947,000
for 1996 through 2000, respectively.

Five-year operating lease commitments: In addition to the property and equipment financed under capital leases, Eastern and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through the year 2008. Total rentals charged to expense were $13,603,000 in 1995, $13,165,000 in 1994 and $12,189,000 in 1993.

  Future minimum lease commitments under operating leases are $11,421,000, $7,586,000, $3,851,000, $2,910,000, $2,139,000 for 1996 through 2000, respectively, and cumulatively $5,702,000 thereafter.

4. PREFERRED STOCK OF SUBSIDIARY

  Boston Gas has outstanding 1,200,000 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. The preferred stock is not callable prior to 2003.

5. STOCK PLANS

  Eastern has two stock option plans which provide for the issuance of non-qualified stock options, incentive stock options and stock appreciation rights ("SARs") to its officers and key employees. Options and SARs may be granted at prices not less than fair market value on the date of grant for periods not extending beyond ten years from the date of grant. In the third quarter of 1995, the right to exercise SARs was effectively eliminated.

  Shares available for future grants under these stock option plans were 1,036,428 at December 31, 1995, 98,988 at December 31, 1994 and 199,334 at
December 31, 1993. Stock options exercisable at December 31, 1995 and 1994 were 451,159 and 438,291, respectively. SARs exercisable at December 31, 1994 were 124,150.

Option activity during the past three years was as follows:

                                       Average     Stock
                                     option price options   SARs
                                     ------------ -------  -------
   OUTSTANDING AT DECEMBER 31, 1992     $26.00    584,845  142,688
     Exercised                           21.93    (10,109)  (8,588)
     Surrendered                         21.97     (8,588)    (120)
     Canceled                            29.16     (1,940)    (970)
                                                  -------  -------
   OUTSTANDING AT DECEMBER 31, 1993     $26.12    564,208  133,010
     Granted                             24.24    108,000       --
     Exercised                           20.38     (7,547)    (150)
     Surrendered                         21.69       (150)      --
     Canceled                            29.29     (9,800)  (4,900)
                                                  -------  -------
   OUTSTANDING AT DECEMBER 31, 1994     $25.83    654,711  127,960
     Granted                             26.96    106,250       --
     Exercised                           24.94    (33,662) (20,140)
     Surrendered                         21.94    (20,140)  (7,200)
     Canceled                            26.93    (23,550)  (5,400)
                                                  -------  -------
   OUTSTANDING AT DECEMBER 31, 1995     $26.13    683,609   95,220
                                                  =======  =======

  Under restricted stock plans for key employees and non-employee trustees, Eastern awarded 2,800 shares in 1995, 6,000 shares in 1994 and 4,000 shares in 1993. Eastern recognized compensation expense of $425,000 in 1995, $450,000 in 1994 and $367,000 in 1993 in accordance with the vesting terms of these and prior awards. Shares available for future awards under these plans were 40,500 at December 31, 1995 and 42,500 at December 31, 1994.

6. COMMON STOCK PURCHASE RIGHTS

  On February 22, 1990, Eastern declared a distribution to shareholders of record on March 5, 1990, pursuant to the terms of a Common Stock Rights Agreement between Eastern and The First National Bank of Boston, the current Rights Agent, of one common stock purchase right for each outstanding share of common stock. Each right would initially entitle the holder to purchase one share of common stock at an exercise price of $100.00, subject to adjustment to prevent dilution. The rights become exercisable on the 10th business day after a person acquires 20% or more of Eastern's stock or commences a tender offer for 20% or more of Eastern's stock, or on the 10th business day after Eastern's Board of Trustees determines that a shareholder owning at least 10% of Eastern's stock is an "adverse person," based on criteria specified in the rights agreement. The rights may be redeemed by Eastern at a price of $.01 at any time prior to the 10th day after a 20% position has been acquired. The rights will expire on March 5, 2000.

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

7. INTEREST EXPENSE

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1995      1994      1993
   (In thousands)                                 --------  --------  --------
   Interest on long-term debt                     $ 33,257  $ 32,430  $ 31,326
   Other, including amortization of debt expense     3,852     5,092     3,488
   Less--capitalized interest                         (499)     (932)   (1,164)
   Subsidiary preferred stock dividends              1,926     1,926     1,389
                                                  --------  --------  --------
   INTEREST EXPENSE                               $ 38,536  $ 38,516  $ 35,039
                                                  ========  ========  ========
   INTEREST PAYMENTS                              $ 35,552  $ 35,336  $ 34,040
                                                  ========  ========  ========

8. OTHER INCOME (EXPENSE)

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1995      1994      1993
   (In thousands)                                 --------  --------  --------
   Gain on sale of U.S. Filter investment         $ 20,581  $     --  $     --
   Provision for environmental expenses            (15,000)     (175)   (5,715)
   Shutdown and subsequent sale of barge con-
    struction facility                                  --     2,300    (3,500)
   Gain on sale of liquid barge business                --        --     7,988
   Other                                            (1,478)      428       171
                                                  --------  --------  --------
                                                  $  4,103  $  2,553  $ (1,056)
                                                  ========  ========  ========

9. INCOME TAXES

  The table below reconciles the statutory U.S. Federal income tax provision from continuing operations to the recorded income tax provision:

                                          Years Ended December 31,
                                         ------------------------------
                                           1995       1994       1993
                                         --------   --------   --------
   Statutory rate                              35%        35%        35%
    State taxes, net of Federal benefit         3          4          4
    Capital loss utilization                   (9)         -          -
    Deferred tax effect of change in
     statutory rate                             -          -          3
                                         --------   --------   --------
   Effective rate                              29%        39%        42%
                                         ========   ========   ========

  The capital loss utilization in 1995 reflects the gain on the sale of the U.S. Filter investment offset by the tax loss on the sale of WaterPro, which had been written down in 1993.

  Following is a summary of the provision for income taxes:

                                Years Ended December 31,
                               ---------------------------
                                 1995      1994     1993
   (In thousands)              --------  -------- --------
    Federal                    $ 21,024  $ 18,059 $  9,598
    State                         5,160       821    1,197
                               --------  -------- --------
     TOTAL CURRENT PROVISION     26,184    18,880   10,795
    Federal                        (806)    3,194    6,370
    State                          (825)    2,384    1,320
                               --------  -------- --------
     TOTAL DEFERRED PROVISION    (1,631)    5,578    7,690
                               --------  -------- --------
   PROVISION FOR INCOME TAXES  $ 24,553  $ 24,458 $ 18,485
                               ========  ======== ========
   TAX PAYMENTS                $ 25,298  $ 17,951 $ 10,809
                               ========  ======== ========

  Significant items making up deferred tax liabilities and deferred tax assets are as follows:


                                          December 31,
                                       --------------------
                                         1995       1994
   (In thousands)                      ---------  ---------
     Coal miners retiree health care   $  26,865  $  24,043
     Unbilled revenue                     24,637     30,978
     Environmental reserves                8,400      4,091
     Bad debt reserve                      6,249      6,285
     Other                                23,109     21,916
                                       ---------  ---------
       TOTAL DEFERRED TAX ASSETS          89,260     87,313
     Accelerated depreciation           (136,307)  (131,310)
     Deferred gas costs                  (16,296)   (23,455)
     Other                               (26,004)   (25,245)
                                       ---------  ---------
       TOTAL DEFERRED TAX LIABILITIES   (178,607)  (180,010)
                                       ---------  ---------
       TOTAL DEFERRED TAXES            $ (89,347) $ (92,697)
                                       =========  =========

10. DISCONTINUED OPERATIONS

  In April 1995 Eastern completed the sale of its subsidiary, WaterPro Supplies Corporation ("WaterPro"), for $52,864,000 in cash, which approximated book value. The sale of WaterPro completed the disposition of Eastern's Water Products Group, which consisted of WaterPro and Ionpure Technologies Corporation ("Ionpure"). Ionpure was sold in 1993.

  Following is a summary of results of operations for the Water Products Group through the measurement date of October 31, 1994 and the estimated loss on disposition:

                                                             1994      1993
   (In thousands)                                          --------  --------
   Revenues                                                $189,125  $230,632
                                                           ========  ========
   Earnings (loss) before income taxes                      $17,544  $(61,129)
   Provision (benefit) for income taxes                       2,832    (2,947)
                                                           --------  --------
   Earnings (loss) from operations of discontinued opera-
    tions                                                    14,712   (58,182)
                                                           --------  --------
   Loss on disposition before income taxes                   (3,850)       --
   Benefit for income taxes                                  (1,350)       --
                                                           --------  --------
   Loss on disposition                                       (2,500)       --
                                                           --------  --------
   Net earnings (loss) from discontinued operations         $12,212  $(58,182)
                                                           ========  ========

  The tax provision from operations in 1994 includes a benefit of $1,760,000 related to a tax examination of Ionpure concluded during that year. The net loss on disposition of $2,500,000 reflects an accrual for estimated expenses on the sale of WaterPro, including anticipated losses from operations from the measurement date through the expected disposal date.

  Earnings (loss) from operations of discontinued operations include the following:

                                                            1994     1993
   (In thousands)                                          ------- --------
   Operations                                              $ 6,591 $ (2,094)
   Writedown of WaterPro goodwill                               --  (45,000)
   Sale of Ionpure                                           1,038   (9,300)
   Settlement of lawsuit relating to Ionpure acquisition,
    net of
    legal costs                                              7,083   (1,788)
                                                           ------- --------
                                                           $14,712 $(58,182)
                                                           ======= ========

11. ENVIRONMENTAL MATTERS

  Eastern is aware of certain non-utility sites, associated with former operations, for which it may have or share environmental remediation responsibility or ongoing maintenance. Specifically, Eastern has a reserve of approximately $25 million in total at December 31, 1995 to cover the remediation and maintenance of these sites, the principal of which is a former coal tar processing facility (the "Facility") in Everett, Massachusetts. While Eastern has provided reserves to cover the estimated probable costs of remediation and maintenance for environmental sites based on the information available at the present time, the extent of Eastern's potential liability at such sites is not yet determined.

  The Facility, which was located on a 10-acre parcel of land formerly owned by Eastern, was operated by predecessors of Allied-Signal, Inc. from the early 1900s until 1937 and by Koppers Company, predecessor of Beazer East, Inc. (and Eastern's controlling stockholder until 1951) from 1937 until 1960 when it was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Allied-Signal entered into an Administrative Consent Order with Massachusetts Department of Environmental Protection ("DEP") in 1989 which requires that they jointly investigate and develop a remedial response plan for the Facility site, including any area where a release from that site may have come to be located. The companies have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies. In 1993 the companies completed preliminary remedial measures, including abatement of seepage of materials into the adjacent Island End River, a 29-acre tidal river which is part of Boston Harbor. Studies have identified compounds that may be associated with coal tar and/or oil in soil and ground water at the site and adjacent areas, including the riverbed. The National Oceanic and Atmospheric Administration and the Coast Guard are working with the DEP in connection with further investigation and possible remediation of river sediment conditions. During 1995 Eastern conducted and received the results of certain sediment sampling which confirmed findings of contamination in the riverbed. Additional sampling has been ordered by the DEP. Consequently, during 1995 Eastern provided an additional $15,000,000 of environmental expense for the potential remediation of the riverbed. However, in light of uncertainties as to the full extent and sources of releases of compounds, the nature of any required remediation, the area and volume of soil, ground water and/or sediments that may be included, the possibility of participation by additional potentially responsible parties and the apportionment of liability, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remedial measures. Eastern is recovering certain costs of its legal defense and may be entitled to recover remediation costs from its insurers.

  Boston Gas, like many other companies in the natural gas industry, is party to governmental actions requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas currently owns 15 former MGP sites. Massachusetts Electric Company ("MEC"), a wholly-owned subsidiary of New England Electric System ("NEES"), has assumed full responsibility for remediating one such MGP site in Lynn, Massachusetts, pursuant to the decision of the First Circuit Court of Appeals in John S. Boyd Inc., et al. v. Boston Gas Company, et al., which affirmed that NEES and its subsidiaries are responsible for remediating the site as prior owners and operators. Pursuant to a settlement agreement between MEC and Boston Gas (the "Settlement Agreement"), MEC has also assumed responsibility for remediating ten other sites owned by Boston Gas, subject to a limited contribution by Boston Gas. Boston Gas is working with the DEP to determine the extent of remediation which may be required at the four former MGP sites currently owned by Boston Gas and not covered by the Settlement Agreement or the Boyd decision. Boston Gas is aware of other former MGP sites located within Boston Gas' service territory but not currently owned by Boston Gas. A 1990 settlement agreement with the Massachusetts Department of Public Utilities provides for recovery by Boston Gas through the cost of gas adjustment clause of any environmental response costs associated with MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. Due to uncertainties as to the extent and sources of releases of compounds, as well as the nature and extent of any required remediation, management does not possess at this time sufficient information to reasonably determine the ultimate cost to Boston Gas of remediation at such sites, and no assurance can be given with respect to the future recoverability of such costs. However, management believes that it is not probable that such costs will materially affect Eastern's financial condition or results of operations, particularly given Boston Gas' limited financial exposure due to the Settlement Agreement as well as its current ability to recover all other such costs incurred.

12. COAL MINERS RETIREE HEALTH CARE

  In September 1993 Eastern received notice from the Social Security Administration ("SSA") claiming that Eastern is responsible for health care and death benefit premiums for certain retired coal miners and their beneficiaries under the Federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In July and September 1995, Eastern received SSA notices relating to an additional group of retired coal miners and their beneficiaries. The total amount of premiums requested aggregates in excess of $12,000,000 to cover the period from February 1, 1993 through September 30, 1996, and primarily relates to retired miners who are said to have worked for Eastern's Coal Division prior to the transfer of those operations to a subsidiary in 1965. Eastern is challenging in the courts the constitutionality of the Coal Act as applied to it and asserting a claim against Peabody Holding Company, Inc. ("Peabody"), to which Eastern sold its coal subsidiaries in 1987, that any liabilities under the Coal Act should be borne by Peabody and such subsidiaries. Eastern has posted security to delay payment of premiums pending the outcome of its constitutional challenge. Eastern is aware of several other lawsuits challenging the constitutionality of the Coal Act. In mid-1995 a federal district court ordered a 10% reduction in health care premiums under the Coal Act in NCA v. Shalala; such decision has been appealed.

   In 1993 Eastern recorded a reserve of $70,000,000 ($45,500,000 net of tax or $2.02 per share) to provide for its estimated undiscounted obligations under the Coal Act with respect to notices received from the SSA in that year. Principally due to the additional notices received, in 1995 Eastern recorded an additional reserve of $10,000,000 ($6,500,000 net of tax or $.32 per share). These reserves have been accounted for as extraordinary items. Management has estimated that Eastern's obligation could range from zero to more than $115 million depending on the outcome of its constitutional challenge or its claim against Peabody, or other factors including administrative review of assigned individuals, the availability of transfers from the Abandoned Mine Reclamation Fund to pay for the health care premiums of unassigned miners and their beneficiaries, the resetting of premiums, medical inflation rates, Medicare reimbursements, other changes in government health care programs and possible changes in the terms of the Coal Act.

13. RETIREE BENEFITS

  Eastern and its subsidiaries, through various company-administered plans and other union retirement and welfare plans under collective bargaining agreements, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age is 65 but provision is made for earlier retirement. Pension benefits for salaried plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. Employees hired before 1993 who are participants in the pension plans become eligible for post-retirement health care benefits if they reach retirement age while working for Eastern. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and collective bargaining agreements and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA"). The net cost for these plans and agreements charged to expense was as follows:

Pensions

                                                   Years Ended December 31,
                                                  ----------------------------
                                                    1995      1994      1993
   (In thousands)                                 --------  --------  --------
   Service cost                                   $  4,705  $  4,792  $  4,282
   Interest cost on projected benefit obligation    10,803    10,005     9,791
   Actual return on plan assets                    (29,924)   (6,540)  (21,690)
   Net amortization and deferral                    19,011    (3,903)   10,674
                                                  --------  --------  --------
   Total net pension cost of company-
    administered plans                               4,595     4,354     3,057
   Multi-employer union retirement and welfare
    plans                                              293       309       377
                                                  --------  --------  --------
     TOTAL NET PENSION COST                       $  4,888  $  4,663  $  3,434
                                                  ========  ========  ========

Health Care

                                                 Years Ended December 31,
                                                ----------------------------
                                                  1995      1994      1993
   (In thousands)                               --------  --------  --------
   Service cost                                 $    864  $    907  $  1,566
   Interest cost on accumulated benefits
    obligation                                     6,615     6,038     8,035
   Actual return on plan assets                    2,352      (755)     (282)
   Net amortization and deferral                  (4,706)   (2,739)   (1,183)
   Amortization and deferral of deferred costs     3,760     3,472    (2,275)
                                                --------  --------  --------
     TOTAL RETIREE HEALTH CARE COST             $  8,885  $  6,923  $  5,861
                                                ========  ========  ========

  The following table sets forth the funded status of company-administered plans and amounts recorded in Eastern's consolidated balance sheet as of December 31, 1995 and 1994 using actuarial measurement dates as of October 1, 1995 and 1994:

                                          Pensions            Health Care
                                      ------------------  --------------------
                                        1995      1994      1995       1994
   (In thousands)                     --------  --------  ---------  ---------
   ACCUMULATED BENEFIT OBLIGATION:
     Vested benefits                  $124,240  $113,306  $  77,797  $  75,983
     Non-vested benefits                13,975    15,195     17,017     15,069
                                      --------  --------  ---------  ---------
                                       138,215   128,501     94,814     91,052
   Effect of future salary increases    18,720    18,896         --         --
                                      --------  --------  ---------  ---------
   PROJECTED BENEFIT OBLIGATION
    ("PBO")                           $156,935  $147,397  $  94,814  $  91,052
                                      ========  ========  =========  =========
   PLAN ASSETS AT FAIR VALUE          $174,883  $155,808  $  13,963  $  11,611
     Less PBO                          156,935   147,397     94,814     91,052
                                      --------  --------  ---------  ---------
   PLAN ASSETS IN EXCESS OF (LESS
    THAN) PBO                           17,948     8,411    (80,851)   (79,441)
   Unrecognized net obligation at
    December 31, 1985
    being amortized over 15 years        2,136     2,542         --         --
   Unrecognized net gain               (24,129)  (12,498)    (6,112)    (7,119)
   Unrecognized prior service cost
    (benefit)                           14,988    16,313    (14,354)   (15,822)
   Amounts contributed to plans dur-
    ing fourth quarter                   2,881       534      2,600         --
   Unfunded accumulated benefits        (2,318)   (2,591)        --         --
                                      --------  --------  ---------  ---------
   NET ASSET (RESERVE) AT DECEMBER
    31                                $ 11,506  $ 12,711  $ (98,717) $(102,382)
                                      ========  ========  =========  =========

  The above vested health care benefits include $70,412,000 and $66,544,000 for retirees in 1995 and 1994, respectively. To fund health care benefits under its collective bargaining agreements Boston Gas maintains a Voluntary Employee Beneficiary Association ("VEBA"), to which it makes contributions from time to time. Boston Gas contributed $2,600,000 to the VEBA in 1995. Plan assets are invested in equity securities, fixed-income investments and money market instruments. Following are the assumptions used in the actuarial measurements:

                                       1995    1994
                                    ---------- -----
   Discount rate                          7.5%  7.5%
   Return on plan assets                  8.5%  8.5%
   Increase in future compensation  4.75%-5.0%  5.0%
   Health care inflation trend           10.0% 11.0%

  The health care inflation trend is assumed to drop gradually to 5% over 5 years. A one-percentage-point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost charged to expense and the accumulated benefit obligation by $79,000 and $7,325,000, respectively, in 1995 and $73,000 and $7,227,000, respectively, in 1994.

14. FAIR VALUES OF FINANCIAL INSTRUMENTS

  Effective January 1, 1994, Eastern adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities", which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity. Pursuant to SFAS 115, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported as a component of shareholders' equity. The difference between the fair value and the original cost of these securities is a net unrealized gain of $2,361,000 and $633,000, respectively, in 1995 and 1994.

  The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

Cash, short-term investments and current debt: The carrying amounts approximate fair value because of the short maturity of those instruments. Current debt includes notes payable, gas inventory financing and other miscellaneous short-term liabilities.

Other current assets and investments: Other current assets and investments include marketable securities classified as available for sale. Pursuant to SFAS 115 the carrying value is the fair value.

Long-term debt and preferred stock of subsidiary: The fair values are based on currently-quoted market prices.

  The carrying amounts and estimated fair values of Eastern's financial instruments are as follows:

                                                     December 31,
                                          -----------------------------------
                                                1995              1994
   (In thousands)                         ----------------- -----------------
                                          Carrying   Fair   Carrying   Fair
                                           Amount   Value    Amount   Value
                                          -------- -------- -------- --------
   Cash and short-term investments        $191,211 $191,211 $ 59,641 $ 59,641
   Marketable securities and investments    14,791   14,791    3,606    3,606
   Short-term debt                          97,600   97,600  116,108  116,108
   Long-term debt                          362,868  412,061  370,732  372,869
   Preferred stock of subsidiary            29,262   28,829   29,229   26,250

15. UNAUDITED QUARTERLY FINANCIAL INFORMATION

                                             For the three months ended
                                         -------------------------------------
   (In thousands, except per share       Mar 31,   June 30, Sept 30,   Dec 31
   amounts)                              --------  -------- --------  --------
   1995:
   Revenues                              $366,968  $198,876 $133,444  $250,124
   Operating earnings                      58,862    19,143    3,215    32,514
   Earnings (loss) before income taxes     49,613    11,342   (4,152)   28,131
   EARNINGS (LOSS) BEFORE EXTRAORDINARY
    ITEM                                   30,639     7,075   (2,559)   25,226
   Extraordinary item, net of tax              --        --       --    (6,500)
                                         --------  -------- --------  --------
   NET EARNINGS (LOSS)                   $ 30,639  $  7,075 $ (2,559) $ 18,726
                                         ========  ======== ========  ========
   EARNINGS (LOSS) PER SHARE BEFORE
    EXTRAORDINARY ITEM                      $1.51      $.35    $(.13)    $1.25
   Extraordinary item, net of tax              --        --       --      (.32)
                                            -----      ----    -----     -----

   NET EARNINGS (LOSS) PER SHARE            $1.51      $.35    $(.13)    $ .93
                                            =====      ====    =====     =====

   1994:
   Revenues                              $372,468  $191,793 $139,222  $221,367
   Operating earnings (loss)               57,126    14,256     (478)   26,471
   Earnings (loss) from continuing
    operations before income taxes         47,832     7,970   (9,413)   16,976
   EARNINGS (LOSS) FROM CONTINUING
    OPERATIONS                             28,862     5,015   (5,594)   10,624
   Earnings (loss) from discontinued
    operations                               (174)    1,146    2,481     8,759
                                         --------  -------- --------  --------
   NET EARNINGS (LOSS)                   $ 28,688  $  6,161 $ (3,113) $ 19,383
                                         ========  ======== ========  ========
   EARNINGS (LOSS) PER SHARE FROM
    CONTINUING OPERATIONS                   $1.38      $.24    $(.27)     $.52
   Earnings (loss) per share from
    discontinued operations                  (.01)      .05      .13       .42
                                            -----      ----    -----      ----

   NET EARNINGS (LOSS) PER SHARE            $1.37      $.29    $(.14)     $.94
                                            =====      ====    =====      ====


                         INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND SHAREHOLDERS OF EASTERN ENTERPRISES:

We have audited the accompanying consolidated balance sheets of Eastern Enterprises (a Massachusetts voluntary association) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Enterprises and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Arthur Andersen LLP

Boston, Massachusetts
January 24, 1996.

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

J. Atwood Ives Chairman    Walter J. Flaherty         James J. Harper Vice
and Chief Executive        Senior Vice President      President and Controller
Officer                    and Chief Financial
                           Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to this item may be found in the section captioned "Information With Respect To Nominees and Trustees" appearing on pages 4 through 6 of the 1996 definitive Proxy Statement. Such information is incorporated herein by reference. See also the item captioned "Executive Officers of the Registrant" at the end of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

  Information with respect to this item may be found in the section captioned "Compensation of Executive Officers" appearing on pages 8 through the first full paragraph on page 13 of the 1996 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Information with respect to this item may be found in the sections captioned "Information With Respect To Certain Shareholders" appearing on pages 2 and 3 and "Stock Ownership of Trustees and Executive Officers" appearing on page 7 of the 1996 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Information with respect to this item may be found in the last paragraph in the section captioned "Compensation of Trustees" appearing on page 11 of the 1996 definitive Proxy Statement. Such information is incorporated herein by reference.

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

(3) LIST OF EXHIBITS

  3.1   --Declaration of Trust of Eastern Enterprises, as amended through April
          27, 1989 (filed as Exhibit 3.1 to Quarterly Report of Eastern
          Enterprises on Form 10-Q for the quarter ended June 30, 1989).*
  3.2   --By-Laws of Eastern Enterprises, as amended through July 23, 1992
          (filed as Exhibit 3.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended June 30, 1992).*
          (NOTE: Eastern agrees to furnish to the Securities and Exchange
          Commission upon request a copy of any instrument with respect to long-term debt of Eastern or any of its subsidiaries. Such instruments are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of Eastern and its subsidiaries on a consolidated basis.)
  4.1   --Common Stock Rights Agreement between Eastern and The Bank of New
          York, dated as of February 22, 1990, and Exhibits attached thereto
          (filed as Exhibits to Form 8-K of Eastern dated March 1, 1990).*
  4.1.1 --Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (filed as Exhibit 4.1.1 to Annual Report of
          Eastern on Form 10-K for year ended December 31, 1994).*
 10.1   --Gas Transportation Contract between Boston Gas Company and Tennessee
          Gas Pipeline Company dated as of September 1, 1993 (filed as Exhibit
          10.1 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
 10.2   --Gas Transportation Contracts between Boston Gas Company and Texas
          Eastern Transmission Corporation dated December 30, 1993 (filed as
          Exhibits 10.2 and 10.3 to Annual Report of Boston Gas Company on Form
          10-K for the year ended December 31, 1993 (File no. 2-23416)).*
 10.3   --Gas Transportation Contracts between Boston Gas Company and Algonquin
          Gas Transmission Company dated December 30, 1993 (filed as Exhibits
          10.4 and 10.5 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
 10.4   --Firm Gas Transportation Agreement between Boston Gas Company and
          Iroquois Gas Transmission System, L.P., dated as of February 7, 1991
          (filed as Exhibit 10.17 to the Annual Report of Boston Gas Company on
          Form 10-K for the year ended December 31, 1990 (File no. 2-23416)).*
 10.5 --Eastern's Deferred Compensation Plan for Trustees, as amended (filed as Exhibit 10.7 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1993).*(a)
 10.5.1 --Amendment to Eastern's Deferred Compensation Plan for Trustees, dated
          December 8, 1995. (a)
 10.6 --Eastern's 1982 Stock Option Plan, as amended (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended
          March 31, 1992).*(a)
 10.7   --Eastern's 1995 Stock Option Plan (filed as Exhibit 10.9 to Annual
          Report of Eastern on Form 10-K for year ended December 31, 1994).*(a)
 10.8 --Eastern's Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994).*(a)
 10.8.1 --Amendment to Eastern's Supplemental Executive Retirement Plan, dated
          December 8, 1995.(a)
 10.9 --Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended (filed as Exhibit 10.12 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990).*(a)
 10.9.1 --Amendment to Trust Agreement between Eastern and Shawmut Bank of
          Boston, N.A. (filed as Exhibit 10.2 to Quarterly Report of Eastern on
          Form 10-Q for quarter June 30, 1995).*
 10.9.2 --Amendment to Trust Agreement between Eastern and the Key Trust
          Company of Ohio, N.A., as successor trustee, dated December 8, 1995.
 10.10  --Eastern's Executive Incentive Compensation Plan, as amended (filed as
          Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992).*(a)
 10.11  --Salary Continuation Agreements between Eastern and certain officers
          (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for quarter ended September 30, 1994).*(a)
 10.12  --Agreement dated November 27, 1991 between Eastern and J. Atwood Ives
          (filed as Exhibit 10.14 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991).*(a)

 10.13   --Agreement dated October 25, 1991 between Eastern and Richard R.
           Clayton (filed as Exhibit 10.15 to the Annual Report of Eastern on
           Form 10-K for the year ended December 31, 1991).*(a)
 10.14   --Agreement dated April 28, 1994 between Eastern and J. Atwood Ives
           (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994).*(a)
 10.15   --Agreement dated April 28, 1994 between Eastern and Richard R.
           Clayton (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form
           10-Q for the quarter ended March 31, 1994). *(a)
 10.16   --Eastern's Headquarters Retirement Plan, as amended and restated
           (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991).*(a)
 10.16.1 --Amendment to Eastern's Headquarters Retirement Plan, dated April 27,
           1995 (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form
           10-Q for quarter June 30, 1995).*(a)
 10.17 --Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (filed as Exhibit 10.2 to Quarterly Report of Eastern on
           Form 10-Q for the quarter ended September 30, 1991).*(a)
 10.17.1 --Amendment to Midland Enterprises Inc. Salaried Retirement Plan, dated November 4, 1994 (filed as Exhibit 10.19.1 to Annual Report of
           Eastern on Form 10-K for year ended December 31, 1994).*(a)
 10.18 --Boston Gas Company Retirement Plan, as amended and restated (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991).*(a)
 10.18.1 --Amendment to Boston Gas Company Retirement Plan, dated December 5,
           1994 (filed as Exhibit 10.20.1 to Annual Report of Eastern on Form
           10-K for year ended December 31, 1994).*(a)
 10.19   --Trust Agreement made as of October 2, 1987 between Eastern and The
           Bank of New York, as amended (filed as Exhibit 10.19 to the Annual
           Report of Eastern on Form 10-K for the year ended December 31,
           1990).*(a)
 10.19.1 --Trust Agreement made as of April 28, 1995 between Eastern and the
           Key Trust Company of Ohio, N.A., as successor trustee.
 10.20   --Eastern's Retirement Plan for Non-Employee Trustees, as amended
           (filed as Exhibit 10.22 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992).*(a)
 10.20.1 --Amendment to Eastern's Retirement Plan for Non-Employee Trustees, dated December 8, 1995.(a)
 10.21   --Eastern's 1996 Non-Employee Trustees' Stock Option Plan.(a)
 10.22   --Eastern's 1992 Restricted Stock Plan (filed as Exhibit 10.1 to
           Quarterly Report of Eastern on Form 10-Q for the quarter ended March
           31, 1992).*(a)
 10.23   --Eastern's Restricted Stock Plan for Non-Employee Trustees (filed as
           Exhibit 10.24 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992).*(a)
 10.24   --Eastern's 1994 Deferred Compensation Plan (filed as Exhibit 10.22 to
           Annual Report of Eastern on Form 10-K for year ended December 31,
           1993).*(a)
 10.24.1 --Amendment to Eastern's Deferred Compensation Plan, dated December 8,
           1995).(a)
 10.25 --Eastern's Executive Stock Purchase Loan Plan (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for quarter ended
           September 30, 1994).*(a)
 13.1 --Portions incorporated herein of annual report to shareholders for the year ended December 31, 1995. With the exception of the sections captioned "Five-Year Financial Summary" appearing on page 31 and "Stock Price Range" and "Per Share Dividends Declared" appearing on the inside back cover of the said annual report, which are incorporated by reference in Items 5 and 6 of this Form 10-K. Said annual report is not deemed filed as part of this report.
 21.1    --Subsidiaries of the registrant.
 27.     --Eastern's Financial Data Schedule.

--------
 * Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.
 (a)Indicates a management contract or compensatory plan or arrangement.

  Eastern will furnish a copy of any exhibit not included herewith to any holder of Eastern's common stock upon payment of the cost of reproduction and mailing.

(B) REPORTS ON FORM 8-K

  There were no reports on Form 8-K filed in the fourth quarter of 1995.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EASTERN ENTERPRISES
                                          Registrant

                                          By       /s/ James J. Harper
                                             ----------------------------------
                                                   JAMES J. HARPER
                                                   Vice President and Controller
                                                   (Chief Accounting Officer)

Date: March 15, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of March, 1996.

SIGNATURE                                 TITLE

         /s/ J. Atwood Ives               Chairman and Chief Executive Officer
-------------------------------------     and Trustee
           J. ATWOOD IVES

       /s/ Richard R. Clayton             President and Chief Operating
-------------------------------------     Officer and Trustee
         RICHARD R. CLAYTON

       /s/ Walter J. Flaherty             Senior Vice President and Chief
-------------------------------------      Financial Officer
         WALTER J. FLAHERTY

         /s/ James R. Barker              Trustee
-------------------------------------
           JAMES R. BARKER

       /s/ Samuel Frankenheim             Trustee
-------------------------------------
         SAMUEL FRANKENHEIM

          /s/ Dean W. Freed               Trustee
-------------------------------------
            DEAN W. FREED

       /s/ Robert P. Henderson            Trustee
-------------------------------------
         ROBERT P. HENDERSON

        /s/ Leonard R. Jaskol
-------------------------------------     Trustee
          LEONARD R. JASKOL

         /s/ Thomas W. Jones
-------------------------------------     Trustee
           THOMAS W. JONES

         /s/ Rina K. Spence               Trustee
-------------------------------------
           RINA K. SPENCE

         /s/ David B. Stone               Trustee
-------------------------------------
           DAVID B. STONE

                      EASTERN ENTERPRISES AND SUBSIDIARIES

                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                               DECEMBER 31, 1995
          (SUBMITTED IN ANSWER TO ITEMS 14(A)(1) AND (2) OF FORM 10-K,
                      SECURITIES AND EXCHANGE COMMISSION)

                              FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
EASTERN ENTERPRISES AND SUBSIDIARIES:
Report of independent public accountants on schedules...................... F-2
Consent of independent public accountants.................................. F-2

                       SCHEDULES (PAGES F-3 THROUGH F-5)

II Valuation and Qualifying accounts and reserves

Schedules not listed above are omitted as not applicable or not required under the rules of Regulation S-X.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO EASTERN ENTERPRISES:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Eastern Enterprises Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 24, 1996. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page F-1 are the responsibility of Eastern's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Boston, Massachusetts
January 24, 1996                          Arthur Andersen LLP

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 24, 1996, included in, and incorporated by reference into, Eastern Enterprises Annual Report on this Form 10-K for the year ended December 31, 1995, into Eastern's previously filed Post-Effective Amendment No. 1 to Form S-16 Registration Statement No. 2-71614 on Form S-3 and Form S-8 Registration Statements No. 2-77146, No. 33-19990, No. 33-40862 and No. 33-56424.

Boston, Massachusetts
March 15, 1996                            Arthur Andersen LLP

                                                                     SCHEDULE II

                      EASTERN ENTERPRISES AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED DECEMBER 31, 1995
                                 (In Thousands)

                                           Additions      Deductions
                                       -----------------  ----------
                                                           Charges
                                       Charged            for Which
                            Balance    to Costs Charged    Reserves    Balance
                          December 31,   and    to Other     Were    December 31,
Description                   1994     Expenses Accounts   Created       1995
-----------               ------------ -------- --------  ---------- ------------
Reserves deducted from
 assets--
 Reserves for doubtful
  accounts..............    $ 16,091   $14,768  $     0    $(14,849)   $ 16,009
                            ========   =======  =======    ========    ========
 Reserves for loss on
  investments...........    $     19   $     0  $     0    $      0    $     19
                            ========   =======  =======    ========    ========
Reserves included in li-
 abilities--
 Reserve for post-re-
  tirement health care..    $102,382   $ 1,150  $ 3,974    $ (8,789)   $ 98,717
 Reserve for coal miners
  retiree health care...      68,693    10,000        0        (568)     78,125
 Reserves for employee
  benefits..............      12,453    11,039      169      (7,222)     16,439
 Reserves for environ-
  mental expenses.......       9,850    15,350    1,920        (764)     26,356
 Reserves for insurance
  claims................       9,890     8,978    5,876     (10,611)     14,133
 Other..................      18,753     5,642   (1,008)     (4,850)     18,537
                            --------   -------  -------    --------    --------
  Total liability re-
   serves...............    $222,021   $52,159  $10,931    $(32,804)   $252,307
                            ========   =======  =======    ========    ========

                                                                     SCHEDULE II

                      EASTERN ENTERPRISES AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED DECEMBER 31, 1994
                                 (In Thousands)

                                           Additions     Deductions
                                       ----------------- ----------
                                                          Charges
                                       Charged           for Which
                            Balance    to Costs Charged   Reserves    Balance
                          December 31,   and    to Other    Were    December 31,
Description                   1993     Expenses Accounts  Created       1994
-----------               ------------ -------- -------- ---------- ------------
Reserves deducted from
 assets--
 Reserves for doubtful
  accounts..............    $ 13,945   $15,864   $    0   $(13,718)   $ 16,091
                            ========   =======   ======   ========    ========
 Reserves for loss on
  investments...........    $     19   $     0   $    0   $      0    $     19
                            ========   =======   ======   ========    ========
Reserves included in li-
 abilities--
 Reserve for post-re-
  tirement health care..    $104,730   $ 1,103   $2,186   $ (5,637)   $102,382
 Reserve for coal miners
  retiree health care...      70,000         0        0     (1,307)     68,693
 Reserves for employee
  benefits..............      10,661     8,716    1,279     (8,203)     12,453
 Reserves for environ-
  mental expenses.......      10,866       175      125     (1,316)      9,850
 Reserves for insurance
  claims................       9,167     7,004    2,127     (8,408)      9,890
 Other..................      19,611     7,854   (4,255)    (4,457)     18,753
                            --------   -------   ------   --------    --------
  Total liability re-
   serves...............    $225,035   $24,852   $1,462   $(29,328)   $222,021
                            ========   =======   ======   ========    ========

                                                                     SCHEDULE II

                      EASTERN ENTERPRISES AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      FOR THE YEAR ENDED DECEMBER 31, 1993
                                 (In Thousands)

                                           Additions     Deductions
                                       ----------------- ----------
                                                          Charges
                                       Charged           for Which
                            Balance    to Costs Charged   Reserves    Balance
                          December 31,   and    to Other    Were    December 31,
Description                   1992     Expenses Accounts  Created       1993
-----------               ------------ -------- -------- ---------- ------------
Reserves deducted from
 assets--
 Reserves for doubtful
  accounts..............    $ 11,835   $13,127   $    0   $(11,017)   $ 13,945
                            ========   =======   ======   ========    ========
 Reserves for loss on
  investments...........    $     19   $     0   $    0   $      0    $     19
                            ========   =======   ======   ========    ========
Reserves included in li-
 abilities--
 Reserve for post-re-
  tirement health care..    $102,221   $ 1,331   $6,805   $ (5,627)   $104,730
 Reserve for coal miners
  retiree health care...           0    70,000        0          0      70,000
 Reserves for employee
  benefits..............      11,473     8,635     (692)    (8,755)     10,661
 Reserves for environ-
  mental expenses.......       6,746     5,639     (159)    (1,360)     10,866
 Reserves for insurance
  claims................       9,202     6,369    1,098     (7,502)      9,167
 Other..................      23,252     7,532   (6,887)    (4,286)     19,611
                            --------   -------   ------   --------    --------
  Total liability re-
   serves...............    $152,894   $99,506   $  165   $(27,530)   $225,035
                            ========   =======   ======   ========    ========

                                 EXHIBIT INDEX

  See Item 14(a)(3), "List of Exhibits," for statement of the location of exhibits incorporated by reference.

 EXHIBIT
 -------
  3.1    --Declaration of Trust of Eastern Enterprises, as amended through
          April 27, 1989 (incorporated by reference).
  3.2    --By-Laws of Eastern Enterprises, as amended through July 23, 1992
          (incorporated by reference).
  4.1    --Common Stock Rights Agreement between Eastern and The Bank of New
          York, dated as of February 22, 1990, and Exhibits attached thereto
          (incorporated by reference).
  4.1.1  --Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (incorporated by reference).
 10.1    --Gas Transportation Contract between Boston Gas Company and Tennessee
          Gas Pipeline Company dated as of September 1, 1993 (incorporated by reference).
 10.2    --Gas Transportation Contracts between Boston Gas Company and Texas
          Eastern Transmission Corporation dated December 30, 1993
          (incorporated by reference).
 10.3    --Gas Transportation Contracts between Boston Gas Company and
          Algonquin Gas Transmission Company dated December 30, 1993
          (incorporated by reference).
 10.4    --Firm Gas Transportation Agreement between Boston Gas Company and
          Iroquois Gas Transmission System, L.P., dated as of February 7, 1991
          (incorporated by reference).
 10.5    --Eastern's Deferred Compensation Plan for Trustees, as amended
          (incorporated by reference).
 10.5.1  --Amendment to Eastern's Deferred Compensation Plan for Trustees,
          dated December 8, 1995.
 10.6    --Eastern's 1982 Stock Option Plan, as amended (incorporated by reference).
 10.7    --Eastern's 1995 Stock Option Plan (incorporated by reference).
 10.8    --Eastern's Supplemental Executive Retirement Plan, as amended
          (incorporated by reference).
 10.8.1  --Amendment to Eastern's Supplemental Executive Retirement Plan, dated
          December 8, 1995.
 10.9    --Trust Agreement between Eastern and Shawmut Bank of Boston N.A., as amended (incorporated by reference).
 10.9.1  --Amendment to Trust Agreement between Eastern and Shawmut Bank of
          Boston, N.A. (incorporated by reference).
 10.9.2  --Amendment to Trust Agreement between Eastern and the Key Trust
          Company of Ohio, N.A., as successor trustee, dated December 8, 1995.
 10.10   --Eastern's Executive Incentive Compensation Plan, as amended
          (incorporated by reference).
 10.11   --Salary Continuation Agreements between Eastern and certain officers, as amended (incorporated by reference).
 10.12   --Agreement dated November 27, 1991 between Eastern and J. Atwood Ives
          (incorporated by reference).
 10.13   --Agreement dated October 25, 1991 between Eastern and Richard R.
          Clayton (incorporated by reference).
 10.14   --Agreement dated April 28,1994, between Eastern and J. Atwood Ives
          (incorporated by reference).
 10.15   --Agreement dated April 28, 1994, between Eastern and Richard R.
          Clayton (incorporated by reference).
 10.16   --Eastern's Headquarters Retirement Plan, as amended and restated
          (incorporated by reference).
 10.16.1 --Amendment to Eastern's Headquarters Retirement Plan, dated April 27,
          1995 (incorporated by reference).
 10.17   --Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (incorporated by reference).

 EXHIBIT
 -------
 10.17.1 --Amendment to Midland Enterprises Inc. Salaried Retirement Plan,
          dated November 4, 1994 (incorporated by reference).
 10.18   --Boston Gas Company Retirement Plan, as amended and restated
          (incorporated by reference).
 10.18.1 --Amendment to Boston Gas Company Retirement Plan, dated December 5,
          1994 (incorporated by reference).
 10.19   --Trust Agreement made as of October 2, 1987 between Eastern and The
          Bank of New York, as amended (incorporated by reference).
 10.19.1 --Trust Agreement made as of April 28, 1995 between Eastern and the
          Kely Trust Company of Ohio, N.A., as successor trustee.
 10.20   --Eastern's Retirement Plan for Non-Employee Trustees, as amended
          (incorporated by reference).
 10.20.1 --Amendment to Eastern's Retirement Plan for Non-Employee Trustees,
          dated December 8, 1995.
 10.21   --Eastern's 1996 Non-Employee Trustees' Stock Option Plan.
 10.22   --Eastern's 1992 Restricted Stock Plan (incorporated by reference).
 10.23   --Eastern's Restricted Stock Plan for Non-Employee Trustees
          (incorporated by reference).
 10.24   --Eastern's 1994 Deferred Compensation Plan (incorporated by reference).
 10.24.1 --Amendment to Eastern's Deferred Compensation Plan, dated December 8,
          1995.
 10.25   --Eastern's Executive Stock Purchase Loan Plan (incorporated by reference).
 13.1    --Portions incorporated herein of annual report to shareholders for the year ended December 31, 1995.
 21.1    --Subsidiaries of the registrant.
 27.     --Eastern's Financial Data Schedule.