Form 10-Q
period 1996-03-31
EASTERN ENTERPRISES
filed 1996-04-29
CIK 311259

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1996
                              ---------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   ------------------------

Commission File Number 1-2297


                              EASTERN ENTERPRISES
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  MASSACHUSETTS                              04-1270730
    --------------------------------                ------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                     Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
    ------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
    ------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    ------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.



   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----

The number of shares of Common Stock outstanding of Eastern Enterprises as of April 29, 1996 was 20,255,619.

                                                                Form 10-Q
                                                                Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Earnings
- ----------------------------------

                                                                                       Three months ended March 31,
   (In thousands, except per share amounts)                                                 1996               1995
   --------------------------------------------------------------------------- ------------------ ------------------

   Revenues                                                                             $419,220           $366,968

   Operating costs and expenses:
      Operating costs                                                                    305,766            257,686
      Selling, general and administrative expenses                                        30,620             29,169
      Depreciation and amortization                                                       23,653             21,251
                                                                                        --------           --------
                                                                                         360,039            308,106
                                                                                        --------           --------
   Operating earnings                                                                     59,181             58,862

   Other income (expense):
     Interest income                                                                       2,233                660
     Interest expense                                                                    (9,142)           (10,004)
     Other, net                                                                              232                 95
                                                                                        --------           --------
   Earnings before income taxes                                                           52,504             49,613
   Provision for income taxes                                                             19,622             18,974
                                                                                        --------           --------
   Net earnings                                                                         $ 32,882           $ 30,639
                                                                                        ========           ========

   Earnings per share                                                                   $   1.61           $   1.51
                                                                                        ========           ========

   Dividends per share                                                                  $    .37           $    .35
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

                                                                Form 10-Q
                                                                Page 3.


Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------

                                                                     March 31,          Dec. 31,          March 31,
(In thousands)                                                            1996              1995               1995
- ------------------------------------------------------------ ------------------ ----------------- ------------------

ASSETS

Current assets:
  Cash and short-term investments                                   $  201,696        $  191,211         $   63,651
  Receivables, less reserves                                           171,925           104,735            151,565
  Inventories                                                           23,773            47,883             39,484
  Deferred gas costs                                                         -            71,940             17,272
  WaterPro net assets held for sale                                          -                 -             51,462
  Investment in U.S. Filter                                                  -                 -             47,137
  Other current assets                                                   6,379             9,117              7,278
                                                                    ----------        ----------         ----------
    Total current assets                                               403,773           424,886            377,849

Property and equipment, at cost                                      1,372,050         1,356,097          1,304,184
  Less--accumulated depreciation                                       584,550           563,337            538,016
                                                                    ----------        ----------         ----------
    Net property and equipment                                         787,500           792,760            766,168

Other assets:
  Deferred post-retirement health care
    costs                                                               91,224            93,830             96,605
  Investments                                                           13,729            13,821             13,559
  Deferred charges and other costs,
    less amortization                                                   50,335            52,045             45,498
                                                                    ----------        ----------         ----------
    Total other assets                                                 155,288           159,696            155,662
                                                                    ----------        ----------         ----------

    Total assets                                                    $1,346,561        $1,377,342         $1,299,679
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

                                                                Form 10-Q
                                                                Page 4.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------


                                                                     March 31,          Dec. 31,          March 31,
(In thousands)                                                            1996              1995               1995
- --------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                      $   16,553        $   57,193         $   14,355
  Accounts payable                                                      54,837            64,960             47,158
  Accrued expenses                                                      59,254            26,795             48,908
  Other current liabilities                                             73,688            75,913             67,268
                                                                    ----------        ----------         ----------
     Total current liabilities                                         204,332           224,861            177,689

Gas inventory financing                                                 19,187            45,600             33,583

Long-term debt                                                         355,512           357,675            363,891

Reserves and other liabilities:
  Deferred income taxes                                                 84,480            89,102             92,503
  Post-retirement health care                                           98,079            98,717            102,220
  Coal miners retiree health care                                       64,020            65,025             57,265
  Preferred stock of subsidiary                                         29,267            29,262             29,237
  Other reserves                                                        69,139            71,336             50,394
                                                                    ----------        ----------         ----------
    Total reserves and other
      liabilities                                                      344,985           353,442            331,619

Shareholders' equity:
  Common stock, $1.00 par value
  Authorized  shares -- 50,000,000
  Issued shares -- 20,405,167 at
  March 31, 1996; 20,385,587 at
  December 31, 1995 and 20,652,725
  at March 31, 1995                                                     20,405            20,386             20,653
  Capital in excess of par value                                        32,198            31,488             37,928
  Retained earnings                                                    374,037           348,821            347,745
  Treasury stock at cost - 159,088
  shares at March 31, 1996;  191,547
  shares at December 31, 1995 and
  521,822 shares at March 31, 1995                                     (4,095)           (4,931)           (13,429)
                                                                    ----------        ----------         ----------
     Total shareholders' equity                                        422,545           395,764            392,897
                                                                    ----------        ----------         ----------

     Total liabilities and
       shareholders' equity                                         $1,346,561        $1,377,342         $1,299,679
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

                                                                Form 10-Q
                                                                Page 5.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Statement of Cash Flows
- ------------------------------------

                                                                                       Three months ended March 31,
   (In thousands)                                                                           1996               1995
   --------------------------------------------------------------------------- ------------------ ------------------

   Cash flows from operating activities:
     Net earnings                                                                       $ 32,882           $ 30,639
     Adjustments to reconcile net earnings to net
         cash provided by operating activities:
     Depreciation and amortization                                                        23,653             21,251
     Income taxes and tax credits                                                         17,376             15,187
     Other changes in assets and liabilities:
         Receivables                                                                    (67,189)           (54,472)
         Inventories                                                                      24,109             20,723
         Deferred gas costs                                                               74,599             72,431
         Accounts payable                                                               (10,123)            (2,823)
         Other                                                                             7,341              2,188
                                                                                        --------           --------
     Net cash provided by operating activities                                           102,648            105,124

   Cash flows from investing activities:
       Capital expenditures                                                             (19,242)           (11,956)
       Short-term investments                                                              6,074               (38)
       Proceeds on sale of investments                                                     1,795                  -
       Other                                                                                 420                174
                                                                                        --------           --------
     Net cash used by investing activities                                              (10,953)           (11,820)

   Cash flows from financing activities:
       Dividends paid                                                                    (7,470)            (7,154)
       Changes in notes payable                                                         (40,700)           (53,530)
       Repayment of long-term debt                                                       (1,479)              (901)
       Changes in gas inventory financing                                               (26,413)           (19,995)
       Repurchase of stock                                                                     -            (8,301)
       Other                                                                                 926                543
                                                                                        --------           --------
     Net cash used by financing activities                                              (75,136)           (89,338)

   Net increase in cash and cash equivalents                                              16,559              3,966
   Cash and cash equivalents at beginning of year                                        185,137             51,674
                                                                                        --------           --------

   Cash and cash equivalents at end of period                                            201,696             55,640
   Short-term investments                                                                      -              8,011
                                                                                        --------           --------
   Cash and short-term investments                                                      $201,696           $ 63,651
                                                                                        ========           ========


The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6.



                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1996


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1995 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

    Earnings per share

Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares (20,399,000 shares in 1996 and 20,301,000 shares in 1995).

                                                                Form 10-Q
                                                                Page 7.

2.  Inventories

The components of inventories were as follows:

                                                                      March 31,          Dec. 31,         March 31,
   (In thousands)                                                          1996              1995              1995
   ----------------------------------------------------------- ----------------- ----------------- -----------------

   Supplemental gas supplies                                            $10,437           $35,136           $26,824
   Other materials, supplies and marine
     fuels                                                               13,336            12,747            12,660
                                                                        -------           -------           -------
                                                                        $23,773           $47,883           $39,484
                                                                        =======           =======           =======



3.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:
                                                                                       Three months ended March 31,
   (In thousands)                                                                            1996              1995
   -----------------------------------------------------------------------------------------------------------------
   Cash paid during the year for:
     Interest, net of amounts capitalized                                                 $ 1,478           $ 1,652
     Income taxes                                                                         $ 2,462           $ 4,087


                                                                Form 10-Q
                                                                Page 8.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

        Revenues:                                               Three months ended March 31,
        (In thousands)                                                 1996             1995          Change
        -----------------------------------------------------------------------------------------------------------

        Boston Gas                                                 $343,341         $294,241        17%
        Midland                                                      75,879           72,727         4%
                                                                   --------         --------
          Total                                                    $419,220         $366,968        14%
                                                                   ========         ========


        Operating Earnings:                                     Three months ended March 31,
        (In thousands)                                                 1996             1995          Change
        ------------------------------------------------------------------------------------------------------------
        Boston Gas                                                  $46,765          $44,558         5%
        Midland                                                      14,011           15,300        (8)%
        Headquarters                                                (1,595)            (996)       (60)%
                                                                    -------          -------
          Total                                                     $59,181          $58,862         1%
                                                                    =======          =======


Boston Gas

Weather in the Boston Gas service territory was 3% colder than normal during the first quarter of 1996, compared to 4% warmer than normal in 1995. This colder weather was the primary factor increasing revenues by $49 million. Higher gas costs, increased non-firm sales and sales to new firm customers also contributed.

The corresponding increase in gross margin, partially offset by higher charges for depreciation and retiree benefits, lower capitalized expenses, increased operating expenses related to the colder weather and higher property taxes, increased operating earnings by $2 million. Benefits from Boston Gas' ongoing reengineering program more than offset wage increases.


Midland Enterprises

Higher transportation rates, particularly for non-coal commodities, increased 1996 revenues by 4% to $76 million, a first quarter record for Midland.

Severe weather conditions early in 1996, as compared with unseasonably good conditions for the same period in 1995, resulted in a 2% decline in total ton miles. Ton miles and tonnage were down 6% and 8%, respectively, for non-coal commodities, particularly grain and other dry cargo. Coal ton miles increased 5% reflecting longer trip lengths, while coal tonnage declined 5%. In addition to the reduced volume, the poor operating conditions increased insurance and maintenance costs. As a result, operating earnings declined $1.3 million or 8%.

Headquarters

Expenses related to the development of AllEnergy Marketing Company, a new unregulated retail energy marketing business, increased Headquarters' operating loss in the first quarter of 1996 to $1.6 million.

                                                                Form 10-Q
                                                                Page 9.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1996 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated divided payments to shareholders.

Consolidated capital expenditures are budgeted at approximately $110 million, about 55% of which are for Boston Gas and the balance primarily for Midland.

                                                                Form 10-Q
                                                                Page 10.

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the registrant was held on April 25, 1996, at which the shareholders voted to elect the following Trustees for terms of office expiring at the 1999 Annual Meeting of
         Shareholders:


                  Thomas W. Jones, with 16,938,326 shares voting for and 80,208 shares withholding authority;

                  Rina K. Spence, with 16,938,338 shares voting for and 80,208 shares withholding authority;


         The shareholders also voted at such meeting to approve the Eastern Enterprises 1996 Non-Employee Trustees' Stock Option Plan, with 15,498,466 shares voting for such approval, 1,249,416 shares voting against, 273,141 shares abstaining and 1 share not voting.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits



                                      None.



         (b)      Report on Form 8-K

                           There were no reports on Form 8-K filed in the first quarter of 1996.

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




April 29, 1996.