Form 10-Q/A
period 1996-03-31
EASTERN ENTERPRISES
filed 1996-05-13
CIK 311259

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

The purpose of this Form 10-Q/A filing is to amend Part II, Item 4 information to reflect correct tabulation of security holder votes.

                                                                Form 10-Q

                          PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the registrant was held on April 25, 1996, at which the shareholders voted to elect the following Trustees for terms of office expiring at the 1999 Annual Meeting of
         Shareholders:


                  Thomas W. Jones, with 16,938,392 shares voting for and 80,208 shares withholding authority;

                  Rina K. Spence, with 16,938,272 shares voting for and 80,208 shares withholding authority;


         The shareholders also voted at such meeting to approve the Eastern Enterprises 1996 Non-Employee Trustees' Stock Option Plan, with 15,495,982 shares voting for such approval, 1,249,416 shares voting against, 273,141 shares abstaining and 1 share not voting.

                                                                Form 10-Q

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

         Pursuant to the requirements of the Securities Exchange Act of 1934, Eastern has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.







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




May 13, 1996.