Form 10-Q
period 1996-06-30
EASTERN ENTERPRISES
filed 1996-07-26
CIK 311259

                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1996
                              --------------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -------------------  ----------------------

Commission File Number 1-2297


                              EASTERN ENTERPRISES
      --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              MASSACHUSETTS                                04-1270730
      ---------------------------------              ---------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)


                  9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
      --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
      --------------------------------------------------------------------
              (Registrant's telephone number, including area code)

      --------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----     ----

The number of shares of Common Stock outstanding of Eastern Enterprises as of July 25, 1996 was 20,281,106.

                                                                Form 10-Q
                                                                Page 2.


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
- ------------------------------------
(In thousands, except per share amounts)

                                                               Three months ended                 Six months ended
                                                                   June 30,                          June 30,
                                                            1996              1995            1996             1995
- --------------------------------------------------------------------------------------------------------------------

Revenues                                                $214,636          $198,876        $633,856         $565,844

Operating costs and expenses:
  Operating costs                                        152,074           140,142         457,840          397,828
  Selling, general & adminis-
      trative expenses                                    26,534            25,309          57,154           54,478
  Depreciation & amortization                             14,458            14,282          38,111           35,533
                                                        --------          --------        --------         --------
                                                         193,066           179,733         553,105          487,839
                                                        --------          --------        --------         --------
Operating earnings                                        21,570            19,143          80,751           78,005

Other income (expense):
  Interest income                                          2,624             1,409           4,857            2,069
  Interest expense                                        (8,361)           (9,250)        (17,503)         (19,254)
  Other, net                                                  45                40             277              135
                                                        --------          --------        --------         --------

Earnings before income taxes                              15,878            11,342          68,382           60,955
Provision for income taxes                                 5,954             4,267          25,576           23,241
                                                        --------          --------        --------         --------

Net earnings                                            $  9,924          $  7,075        $ 42,806         $ 37,714
                                                        ========          ========        ========         ========


Earnings per share                                      $    .49          $    .35       $    2.10         $   1.86
                                                        ========          ========       =========         ========

Dividends per share                                     $    .37          $    .35        $    .74         $    .70
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

                                                                Form 10-Q
                                                                Page 3.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------
(In thousands)
                                                                       June 30,           Dec. 31,            June 30,
                                                                          1996               1995                1995
- ---------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $  191,380         $  191,211          $  122,421
  Receivables, less allowances                                         100,730            104,735              95,304
  Inventories                                                           42,288             47,883              46,045
  Deferred gas costs                                                     5,449             71,940              27,000
  Investment in U.S. Filter                                                  -                  -              57,781
  Other current assets                                                  10,033              9,117               9,555
                                                                    ----------         ----------          ----------
     Total current assets                                              349,880            424,886             358,106

Property and equipment, at cost                                      1,396,730          1,356,097           1,313,085
   Less--Accumulated depreciation                                      597,224            563,337             547,327
                                                                    ----------         ----------          ----------
      Net property and equipment                                       799,506            792,760             765,758

Other assets:
  Deferred post-retirement health care
    costs                                                               91,148             93,830              95,484
  Investments                                                           23,478             13,821              13,706
  Deferred charges and other costs,
    less amortization                                                   50,324             52,045              46,965
                                                                    ----------         ----------          ----------
     Total other assets                                                164,950            159,696             156,155
                                                                    ----------         ----------          ----------

     Total assets                                                   $1,314,336         $1,377,342          $1,280,019
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

                                                                Form 10-Q
                                                                Page 4.

Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Balance Sheet
- --------------------------
(In thousands)
                                                                       June 30,            Dec. 31,            June 30,
                                                                           1996                1995                1995
- -----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                       $    5,358          $   57,193          $    5,450
  Accounts payable                                                       60,894              64,960              42,687
  Accrued expenses                                                       31,792              26,795              25,501
  Other current liabilities                                              68,924              75,913              73,337
                                                                     ----------           ---------          ----------
     Total current liabilities                                          166,968             224,861             146,975

Gas inventory financing                                                  23,754              45,600              31,978

Long-term debt                                                          351,356             357,675             362,935

Reserves and other liabilities:
  Deferred income taxes                                                  86,564              89,102              92,676
  Post-retirement health care                                            97,759              98,717             101,968
  Coal miners retiree health care                                        63,035              65,025              56,341
  Preferred stock of subsidiary                                          29,275              29,262              29,245
  Other reserves                                                         69,001              71,336              53,621
                                                                     ----------          ----------          ----------
      Total reserves and other
         liabilities                                                    345,634             353,442             333,851

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized shares -- 50,000,000
   Issued shares -- 20,428,707 at
   June 30, 1996; 20,385,587 at
   December 31, 1995 and 20,661,975 at
   June 30, 1995                                                         20,429              20,386              20,662
  Capital in excess of par value                                         32,923              31,488              38,134
  Retained earnings                                                     377,071             348,821             358,626
  Treasury stock at cost - 147,601
   shares at June 30, 1996;  191,547
   shares at December 31, 1995 and
   510,547 shares at June 30, 1995                                       (3,799)             (4,931)            (13,142)
                                                                      ---------          ----------          ----------
       Total shareholders' equity                                       426,624             395,764             404,280
                                                                     ----------          ----------          ----------

     Total liabilities and
       shareholders' equity                                          $1,314,336          $1,377,342          $1,280,019
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

                                                                Form 10-Q
                                                                Page 5.
Eastern Enterprises and Subsidiaries
- ------------------------------------

Consolidated Statement of Cash Flows
- ------------------------------------
(In thousands)

Six months ended June 30,                                                                    1996              1995
- -------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                          $  42,806         $  37,714

Adjustments  to  reconcile  net  earnings  to net  cash  provided  by  operating activities:
  Depreciation and amortization                                                            38,111            35,533
  Income taxes and tax credits                                                              3,446             3,452
  Other changes in assets and liabilities:
    Receivables                                                                             4,005             5,589
    Inventories                                                                             5,595            14,163
    Deferred gas costs                                                                     66,490            62,703
    Accounts payable                                                                       (4,066)           (7,293)
    Other                                                                                 (10,186)           (9,306)
                                                                                         --------          --------
      Net cash provided by operating activities                                           146,201           142,555

Cash flows from investing activities:
    Capital expenditures                                                                  (45,428)          (24,918)
    Investments                                                                           (11,822)              (37)
    Proceeds on sale of WaterPro                                                                -            52,864
    Proceeds on sale of investments                                                         1,795                 -
    Other                                                                                    (640)             (891)
                                                                                         --------          --------
      Net cash provided (used) by investing activities                                    (56,095)           27,018

Cash flows from financing activities:
    Dividends paid                                                                        (14,958)          (14,256)
    Changes in notes payable                                                              (52,000)          (62,530)
    Repayment of long-term debt                                                            (5,445)           (1,688)
    Changes in gas inventory financing                                                    (21,846)          (21,600)
    Purchase of treasury shares                                                                 -            (8,357)
    Other                                                                                   2,456             1,588
                                                                                         --------         ---------
      Net cash used by financing activities                                               (91,793)         (106,843)

Net increase (decrease) in cash and cash equivalents                                       (1,687)           62,730
Cash and cash equivalents at beginning of year                                            185,137            51,674
                                                                                         --------         ---------

Cash and cash equivalents at end of period                                                183,450           114,404
Short-term investments                                                                      7,930             8,017
                                                                                        ---------         ---------
Cash and short-term investments                                                         $ 191,380         $ 122,421
                                                                                        =========         =========

The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6.






                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1996


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


    Earnings per share

Per share amounts are based on the weighted average number of common and common equivalent shares outstanding. Quarter and year-to-date shares are 20,428,000 and 20,414,000, respectively, in 1996 and 20,232,000 and 20,267,000, respectively, in 1995.

                                                                Form 10-Q
                                                                Page 7.

2.  Inventories

The components of inventories were as follows:
  (In thousands)

                                                                       June 30,          Dec. 31,          June 30,
                                                                           1996              1995              1995
- -------------------------------------------------------------------------------------------------------------------

   Supplemental gas supplies                                           $ 29,704          $ 35,136          $ 32,795
   Other materials, supplies and marine
      fuels                                                              12,584            12,747            13,250
                                                                       --------          --------           -------
                                                                       $ 42,288          $ 47,883          $ 46,045
                                                                       ========          ========          ========


3.  Supplemental cash flow information


The following are supplemental disclosures of cash flow information:
   (In thousands)


    Six months ended June 30,                                                                1996              1995
    ---------------------------------------------------------------------------------------------------------------
    Cash paid during the year for:
      Interest, net of amounts capitalized                                                $16,391           $17,412
      Income taxes                                                                        $23,393           $20,194


                                                                Form 10-Q
                                                                Page 8.


Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
 Revenues:
   (In thousands)

   Three months ended June 30,                                   1996             1995            Change
   -----------------------------------------------------------------------------------------------------
   Boston Gas                                                $136,520         $129,615             5 %
   Midland                                                     77,000           69,261            11 %
   AllEnergy                                                    1,116                -            nm
                                                             --------         --------
     Total                                                   $214,636         $198,876             8 %
                                                             ========         ========

   Six months ended June 30,                                     1996             1995            Change
   -----------------------------------------------------------------------------------------------------
   Boston Gas                                                $479,861         $423,856            13 %
   Midland                                                    152,879          141,988             8 %
   AllEnergy                                                    1,116                -            nm
                                                             --------         --------
     Total                                                   $633,856         $565,844            12 %
                                                             ========         ========


Boston Gas

Higher average customer usage and increased sales to new firm customers contributed to the increase in revenues for the second quarter and first six months of 1996.

Colder weather for the first six months of 1996 and other demand-related factors increased year-to-date revenues by $30 million. Weather for the first six months of 1996 was 4% colder than normal, in contrast to slightly warmer than normal weather for the first six months of 1995.


Midland Enterprises

Midland achieved records for ton miles, revenues and operating earnings for the second quarter and six months ended June 30, 1996.

Ton miles increased 7% for the quarter and 2% for the first half of 1996, compared to the same periods in 1995. The increased volume and improved market rates, particularly for non-coal commodities, increased revenues by 11% and 8%, respectively, for the quarter and six months. While seasonal second quarter flooding was less disruptive in 1996, the current year was impacted by severe winter weather and flooding in the first quarter that significantly impacted navigation, resulting in lost volume and substantially higher operating costs.

A 4% increase in second quarter coal shipments brought 1996 first-half coal tonnage close to last year's record level, despite curtailed shipments in the first quarter due to adverse operating conditions. For the first six months of 1996, coal ton miles increased 8%, reflecting longer average hauls associated with increased shipments of spot coal. Non-coal tonnage for the first six months

                                                                Form 10-Q
                                                                Page 9.


declined 3% due to the adverse weather in the first quarter, a decrease in grain available for shipment and disposition in March 1996 of some of the equipment used in towing for others.


AllEnergy

AllEnergy Marketing Company, Eastern's new unregulated retail energy marketing business, began operations in the second quarter of 1996.


 Operating Earnings:
  (In thousands)

  Three months ended June 30,                                    1996             1995             Change
  -------------------------------------------------------------------------------------------------------
  Boston Gas                                                  $ 7,840          $ 8,247            (5)%
  Midland                                                      15,612           12,543            24 %
  AllEnergy                                                      (423)               -            nm
  Headquarters                                                 (1,459)          (1,647)           11 %
                                                              -------          -------
    Total                                                     $21,570          $19,143            13 %
                                                              =======          =======

  Six months ended June 30,                                      1996             1995             Change
  -------------------------------------------------------------------------------------------------------
  Boston Gas                                                  $54,605          $52,805             3 %
  Midland                                                      29,623           27,843             6 %
  AllEnergy                                                    (1,018)               -            nm
  Headquarters                                                 (2,459)          (2,643)            7 %
                                                              -------          -------
    Total                                                     $80,751          $78,005             4 %
                                                              =======          =======


Boston Gas

Second quarter operating earnings decreased $400 thousand from 1995, reflecting higher non-labor operating expenses, partially offset by increased demand and load growth.

Operating earnings for the first six months of 1996 increased by about $2 million, as compared to 1995, reflecting the margin impact of increased revenues and the benefits of Boston Gas' ongoing reengineering program. Higher charges for depreciation, lower capitalized expenses and higher property taxes were partially offsetting.



Midland Enterprises

Operating earnings for the second quarter and first six months of 1996 increased by 24% and 6%, respectively, reflecting increased volume and improved rates, as described above, as well as improved operating efficiencies from increased fleet utilization. These benefits were partially offset by higher operating costs resulting from the aforementioned poor operating conditions in the first quarter of 1996 and higher fuel prices.

                                                                Form 10-Q
                                                                Page 10.


AllEnergy

The operating loss reported by AllEnergy reflects continuing investment spending relating to the development of its unregulated retail energy marketing business. AllEnergy intends to provide a wide range of energy and energy-related products and services, initially to commercial and industrial customers in Massachusetts and other New England states. These products and services are intended to include the sale of energy commodities such as natural gas, electricity, fuel oil and propane, as well as energy related services such as price-risk management and demand-side management.


Interest Income and Expense:

Interest income increased $1.2 million for the second quarter and $2.8 million for the first six months of 1996, reflecting higher cash balances resulting from the sale of WaterPro Supplies in April 1995 and Eastern's investment in U. S. Filter Corp in November 1995. Interest expense decreased 10% for the second quarter and decreased 9% for first six months of 1996, reflecting lower average rates principally due to the refinancing of $60 million in debentures in December 1995 and lower balances of short term obligations.


Forward Looking Information:

This report and other company reports and statements issued or made from time to time contain certain "forward looking statements" concerning projected future financial performance or concerning expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: temperatures above or below normal in Boston Gas' service territory, adverse operating conditions on the inland waterways, uncertainties regarding the start-up of AllEnergy, including expense levels and customer acceptance, changes in interest rates, adverse regulatory decisions, and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities, all of which are difficult to predict and are generally beyond Eastern's control.



LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available capital resources, is more than sufficient to meet Eastern's 1996 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividend payments to shareholders.

Consolidated capital expenditures for 1996 are estimated to total approximately $110 million, about 55% of which are for Boston Gas and the balance primarily for Midland.

                                                                Form 10-Q
                                                                Page 11.


On May 17, 1996, Boston Gas filed a restructuring and performance-based regulation ("PBR") proposal with the Massachusetts Department of Public Utilities. As part of this proposal, Boston Gas has requested a $30 million rate increase to become effective December 1, 1996.

In the restructuring proposal, Boston Gas has proposed to unbundle its services through the opening of its distribution system to competition. Under the plan, all customers, on a phased basis, would be allowed a choice among alternate gas suppliers. Boston Gas has proposed to cease the purchasing and reselling of gas (commonly referred to as the "merchant function") by the year 2000 and thus to become a "distribution-only" company. In general, PBR would set future rates according to a pre-determined formula. Any savings or productivity gains achieved by Boston Gas in excess of target levels would increase operating earnings, while any shortfalls would result in lower earnings. Boston Gas has proposed that the PBR plan last for five years.

                                                                Form 10-Q
                                                                Page 12.





                           PART II. OTHER INFORMATION






  Item 6.  Exhibits and Reports on Form 8-K

                  (a)  List of Exhibits

                           None.


                  (b)  Reports on Form 8-K

                       There were no reports on Form 8-K filed in the second quarter of 1996.

                                                                Form 10-Q
                                                                Page 13.


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







                                          EASTERN ENTERPRISES



                                          By      JAMES J. HARPER
                                            ------------------------------
                                                  James J. Harper
                                             Vice President and Controller
                                               (Chief Accounting Officer)


                                          By      WALTER J. FLAHERTY
                                            ------------------------------
                                                  Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer


July 26, 1996