Form 10-Q
period 1996-09-30
EASTERN ENTERPRISES
filed 1996-10-25
CIK 311259

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1996
                              ---------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ----------------

Commission File Number 1-2297


                              EASTERN ENTERPRISES
    -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



              MASSACHUSETTS                             04-1270730
    -----------------------------                    ----------------
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

The number of shares of Common Stock outstanding of Eastern Enterprises as of October 25, 1996 was 20,304,041.

                                                                Form 10-Q
                                                                Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")


Consolidated Statement of Operations
------------------------------------
(In thousands, except per share amounts)
                                                              Three months ended                  Nine months ended
                                                                 September 30,                      September 30,
                                                            1996              1995              1996             1995
----------------------------------------------------------------------------------------------------------------------
Revenues                                                $133,950          $133,444          $766,690         $699,288
Operating costs and expenses:
  Operating costs                                         96,345            96,336           553,105          494,164
  Selling, general & adminis-
      trative expenses                                    22,102            23,306            78,202           77,784
  Depreciation & amortization                             10,577            10,587            48,688           46,120
                                                        --------           -------           -------          -------
                                                         129,024           130,229           679,995          618,068
                                                        --------           -------           -------          -------

Operating earnings                                         4,926             3,215            86,695           81,220

Other income (expense):
  Interest income                                          2,413             1,489             7,270            3,558
  Interest expense                                        (8,325)           (9,168)          (25,828)         (28,422)
  Other, net                                               1,524               312               783              447
                                                        --------           -------           -------          -------

Earnings (loss) before
    income taxes                                             538            (4,152)           68,920           56,803

Provision (credit) for
   income taxes                                             (161)           (1,593)           25,415           21,648
                                                        --------           -------           -------          -------

Net earnings (loss)                                     $    699          $ (2,559)         $ 43,505         $ 35,155
                                                        ========          ========          ========         ========

Earnings (loss) per share                               $    .03          $   (.13)         $   2.13         $   1.73
                                                        ========          ========          ========         ========

Dividends per share                                     $    .37          $    .35          $   1.11         $   1.05
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

                                                                Form 10-Q
                                                                Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------


Consolidated Balance Sheet
--------------------------
(In thousands)
                                                                     Sept. 30,           Dec. 31,            Sept. 30,
                                                                          1996               1995                 1995
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $  171,035         $  191,211           $  115,183
  Receivables, less allowances                                          55,888            104,735               57,858
  Inventories                                                           61,427             47,883               57,489
  Deferred gas costs                                                    44,773             71,940               64,632
  Investment in U.S. Filter                                                  -                  -               72,986
  Other current assets                                                  12,679              9,117                9,077
                                                                    ----------         ----------           ----------
     Total current assets                                              345,802            424,886              377,225

Property and equipment, at cost                                      1,423,020          1,356,097            1,328,477
   Less--Accumulated depreciation                                      603,043            563,337              551,961
                                                                    ----------         ----------           ----------
      Net property and equipment                                       819,977            792,760              776,516

Other assets:
  Deferred post-retirement health care
    costs                                                               89,808             93,830               94,340
  Investments                                                           29,871             13,821               14,540
  Deferred charges and other costs,
    less amortization                                                   53,358             52,045               46,226
                                                                    ----------         ----------           ----------
     Total other assets                                                173,037            159,696              155,106
                                                                    ----------         ----------           ----------
     Total assets                                                   $1,338,816         $1,377,342           $1,308,847
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

                                                                Form 10-Q
                                                                Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------



Consolidated Balance Sheet
--------------------------
(In thousands)
                                                                       Sept. 30,            Dec. 31,            Sept. 30,
                                                                            1996                1995                 1995
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                        $   18,604          $   57,193           $    9,193
  Accounts payable                                                        52,241              64,960               42,156
  Accrued expenses                                                        31,153              26,795               31,339
  Other current liabilities                                               67,142              75,913               75,040
                                                                      ----------          ----------           ----------
     Total current liabilities                                           169,140             224,861              157,728

Gas inventory financing                                                   49,159              45,600               43,982

Long-term debt                                                           350,118             357,675              358,874

Reserves and other liabilities:
  Deferred income taxes                                                   90,752              89,102               93,829
  Post-retirement health care                                             97,401              98,717              101,482
  Coal miners retiree health care                                         62,169              65,025               55,453
  Preferred stock of subsidiary                                           29,284              29,262               29,254
  Other reserves                                                          71,489              71,336               56,789
                                                                      ----------          ----------           ----------
      Total reserves and other
         liabilities                                                     351,095             353,442              336,807

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized shares -- 50,000,000
   Issued shares - 20,441,907 at
   September 30, 1996; 20,385,587 at
   December 31, 1995 and 20,674,865 at
   September 30, 1995                                                     20,442              20,386               20,675
Capital in excess of par value                                            33,043              31,488               38,591
Retained earnings                                                        369,368             348,821              365,080
Treasury stock at cost - 137,866
   shares at September 30, 1996;
   191,547 shares at December 31,
   1995 and 500,749 shares at
   September 30, 1995                                                     (3,549)             (4,931)             (12,890)
                                                                      ----------          ----------           ----------
     Total shareholders' equity                                          419,304             395,764              411,456
                                                                      ----------          ----------           ----------
   Total liabilities and
      shareholders' equity                                            $1,338,816          $1,377,342           $1,308,847
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

                                                                Form 10-Q
                                                                Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------



Consolidated Statement of Cash Flows
------------------------------------
(In thousands)

Nine months ended September 30,                                                            1996                 1995
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
 Net earnings                                                                         $  43,505            $  35,155

Adjustments to reconcile net earnings to net
  cash provided by operating activities:
Depreciation and amortization                                                            48,688               46,120
Income taxes and tax credits                                                             (1,087)               1,256
Other changes in assets and liabilities:
   Receivables                                                                           48,846               43,035
   Inventories                                                                          (13,545)               2,718
   Deferred gas costs                                                                    27,167               25,071
   Accounts payable                                                                     (12,719)              (7,817)
   Other                                                                                 (7,925)               6,923
                                                                                      ---------            ---------
    Net cash provided by operating activities                                           132,930              152,461

Cash flows from investing activities:
  Capital expenditures                                                                  (76,492)             (48,155)
  Investments                                                                           (21,146)                 965
  Proceeds on sale of WaterPro                                                                -               52,864
  Proceeds on sale of investments                                                         3,090                    -
  Other                                                                                  (1,695)                (673)
                                                                                      ---------             --------
   Net cash provided (used) by investing activities                                     (96,243)               5,001

Cash flows from financing activities:
  Dividends paid                                                                        (22,462)             (21,309)
  Changes in notes payable                                                              (38,300)             (58,430)
  Repayment of long-term debt                                                            (6,445)              (5,503)
  Changes in gas inventory financing                                                      3,559               (9,596)
  Purchase of treasury shares                                                                 -               (8,357)
  Other                                                                                   2,805                2,233
                                                                                      ---------            ---------
     Net cash used by financing activities                                              (60,843)            (100,962)

Net increase (decrease) in cash and cash equivalents                                    (24,156)              56,500
Cash and cash equivalents at beginning of year                                          185,137               51,674
                                                                                      ---------            ---------
Cash and cash equivalents at end of period                                              160,981              108,174
Short-term investments                                                                   10,054                7,009
                                                                                      ---------            ---------

Cash and short-term investments                                                       $ 171,035            $ 115,183
                                                                                      =========            =========


The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6.

                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1996



1.  Accounting policies

It is Eastern's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Eastern's operations. Such financial information is subject to year-end adjustments and annual audit by independent public accountants. All accounting policies have been applied in a manner consistent with prior periods. However, due to the immateriality of AllEnergy Marketing Company, Inc. ("AllEnergy Inc."), its results have been restated on the equity method to provide comparability with Eastern's continuing involvement in the marketing of retail energy services through a joint venture, AllEnergy Marketing Company, L.L.C. ("AllEnergy LLC").

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


    Earnings per share

Per share amounts are based on the weighted average number of common and common equivalent shares outstanding. Quarter and year-to-date shares are 20,457,000 and 20,428,000, respectively, in 1996 and 20,277,000 and 20,270,000 respectively, in 1995.

                                                                Form 10-Q
                                                                Page 7.

2.  Inventories

The components of inventories were as follows:
  (In thousands)
                                                                      Sept. 30,          Dec. 31,        Sept. 30,
                                                                           1996              1995             1995
------------------------------------------------------------------------------------------------------------------

Supplemental gas supplies                                              $ 48,728          $ 35,136         $ 44,443
Other materials, supplies and marine
  fuels                                                                  12,699            12,747           13,046
                                                                       --------          --------         --------
                                                                       $ 61,427          $ 47,883         $ 57,489
                                                                       ========          ========         ========


3.  Supplemental cash flow information


The following are supplemental disclosures of cash flow information:
(In thousands)

Nine months ended September 30,                                                             1996             1995
-----------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                                   $17,645          $19,190
  Income taxes                                                                           $28,023          $20,842




4. Contingencies

In September 1996 Eastern received notices from the Social Security Administration ("SSA") claiming that Eastern is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1993 and 1995 Eastern recorded reserves aggregating $80,000,000 to provide for its estimated undiscounted obligations under the Coal Act with respect to the miners and beneficiaries assigned to Eastern. These amounts were reflected as extraordinary items totaling $52,000,000, net of tax. As more fully discussed in Note 12 of Notes to Financial Statements in Eastern's 1995 Annual Report, its obligation could range from zero to more than $115 million. Due to a lack of information about the recent assignment of the additional group of retired miners and their beneficiaries and other issues, it is not known what the ultimate cost of such assignment, if any, will be to Eastern, and no additional provision has been made at this time.

                                                                Form 10-Q
                                                                Page 8.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
 Revenues:
(In thousands)

Three months ended September 30,                                1996              1995            Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                  $ 59,453          $ 56,958             4 %
Midland                                                       74,497            76,486            (3)%
                                                            --------          --------
  Total                                                     $133,950          $133,444             -
                                                            ========          ========

Nine months ended September 30,                                 1996              1995            Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                  $539,314          $480,814            12 %
Midland                                                      227,376           218,474             4 %
                                                            --------          --------
  Total                                                     $766,690          $699,288            10 %
                                                            ========          ========



Boston Gas

Third quarter revenues increased by $2.5 million, primarily reflecting higher sales to non-firm customers.

For the first nine months of 1996, higher customer usage, due principally to colder billing temperatures, and increased sales to non-firm and new firm customers contributed to the $58.5 million increase in revenues. Weather for the first nine months of 1996 was 3% colder than normal, in contrast to slightly warmer than normal weather for the first nine months of 1995.



Midland Enterprises

Revenues for the third quarter of 1996 were 3% below 1995, reflecting an 8% decline in ton miles. Weak foreign demand for coal and the lack of stored grain combined with a late harvest lowered demand for the transportation of export coal and grain during the quarter. Year-to-date revenues increased 4% over last year on 1% fewer ton miles, as improved market rates, particularly for non-coal commodities, more than offset the impact of lower volume.

Lower export coal shipments resulted in a 2% decline in third quarter coal ton miles. Coal tonnage increased 7%, as long haul export movements were replaced by shorter haul spot shipments. Year-to-date coal ton miles and tonnage increased 4% and 2%, respectively, reflecting slightly longer average hauls and a new Midland record for tons of coal transported. Third quarter and year-to-date non-coal tonnage declined 9% and 5%, respectively, mainly due to reduced export activity coupled with reduced towing services for others. Reductions in grain and aggregate tonnage were largely offset by increased shipments of coke, scrap and steel products.

                                                                Form 10-Q
                                                                Page 9.

 Operating Earnings:
(In thousands)

Three months ended September 30,                               1996              1995             Change
---------------------------------------------------------------------------------------------------------
Boston Gas                                                  $(8,749)         $(10,800)           19 %
Midland                                                      14,663            15,726            (7)%
Headquarters                                                   (988)           (1,711)           42 %
                                                            -------          --------
  Total                                                     $ 4,926          $  3,215            53 %
                                                            =======          ========

Nine months ended September 30,                                1996              1995             Change
---------------------------------------------------------------------------------------------------------
Boston Gas                                                  $45,856           $42,005             9 %
Midland                                                      44,286            43,569             2 %
Headquarters                                                 (3,447)           (4,354)           21 %
                                                            -------           -------
  Total                                                     $86,695           $81,220             7 %
                                                            =======           =======


Boston Gas

The $2 million increase in operating earnings for the third quarter reflects the lack of severance costs incurred in 1995 and the margin impact of increased demand and load growth, partially offset by higher operating expenses.

Operating earnings for the first nine months of 1996 increased by about $4 million, as compared to 1995, primarily reflecting the margin impact of colder weather, increased demand and sales to new customers. The absence of severance costs and lower consulting expenses also contributed to the increase in operating earnings. Higher charges for depreciation, lower capitalized expenses and higher property taxes were partially offsetting.



Midland Enterprises

Although Midland's third quarter operating earnings declined 7% from the record third quarter in 1995, they are the second highest third quarter earnings on record. The decrease reflected lower ton miles, higher operating costs due to traffic pattern inefficiencies resulting from the reduction in export tonnage and higher fuel prices.

Year-to-date operating earnings increased 2% over 1995, setting a new earnings record. Increased volume and rates for iron, scrap and steel and strong second quarter export coal demand contributed to the improved year-to-date results. The 16% increase in diesel prices was partially offset by fuel adjustment clauses in Midland's long-term contracts.

                                                                Form 10-Q
                                                                Page 10.


Interest Income and Expense and Other, Net:

Interest income increased $0.9 million for the third quarter and $3.7 million for the first nine months of 1996, reflecting higher cash and investment balances resulting from the sale of WaterPro Supplies in April 1995 and the sale of Eastern's investment in U. S. Filter Corp in November 1995. Interest expense decreased 9% for both the third quarter and the first nine months of 1996, reflecting lower average rates principally due to the refinancing of $60 million of Boston Gas debentures in December 1995 and lower balances of short term obligations.

For the third quarter of 1996, Other, net includes gains of $1.1 million on the disposition of Eastern's equity interest in the Maritimes and Northeast Pipeline and $0.9 million on the sale of U.S. Filter stock, partially offset by $0.8 million equity in the losses of AllEnergy Inc. Year-to-date results included $1.8 million equity in the loss of AllEnergy Inc., partially offset by gains on the sale of U.S. Filter stock and other securities.

Forward Looking Information:

This report and other company reports and statements issued or made from time to time contain certain "forward looking statements" concerning projected future financial performance or concerning expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: temperatures above or below normal in Boston Gas' service territory, adverse operating conditions on the inland waterways, uncertainties regarding the start-up of AllEnergy LLC, including expense levels and customer acceptance, changes in interest rates, regulatory decisions, and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities, all of which are difficult to predict and are generally beyond Eastern's control.



LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available capital resources, is more than sufficient to meet Eastern's 1996 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividend payments to shareholders.

Consolidated capital expenditures for 1996 are estimated to total approximately $108 million, of which $76 million have already been expended. About 55% of the projected total are for Boston Gas and the balance primarily for Midland.

On May 17, 1996, Boston Gas filed a restructuring and performance-based regulation ("PBR") proposal with the Massachusetts Department of Public Utilities. As part of this proposal, Boston Gas has requested a $30 million rate increase to become effective December 1, 1996.

                                                                Form 10-Q
                                                                Page 11.


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

On September 18, 1996, Eastern and New England Electric System ("NEES") formed AllEnergy LLC, an unregulated retail energy marketing company that is intended to provide a comprehensive array of energy commodities and related products and services to customers in the Northeast. AllEnergy LLC combines Eastern's and NEES' existing unregulated retail energy marketing subsidiaries, AllEnergy Inc. and NEES Energy, Inc., respectively, and is owned equally by both companies. The participation of NEES and NEES Energy, Inc. in the joint venture is subject to approval by the Securities and Exchange Commission.

In September 1996 Eastern received notices from the Social Security Administration claiming that Eastern is responsible for health benefit premiums for an additional group of retired coal miners and their beneficiaries under the federal Coal Industry Retiree Health Benefit Act of 1992. As described in Note 4 of Notes to Financial Statements, the liability for these additional premiums could result in an addition to Eastern's reserve for such Coal Act liability and would be recorded as an extraordinary item. No provision has been made at this time because the amount of the additional reserve, if any, cannot be reasonably estimated.

On October 24, 1996, Eastern's Board of Trustees voted to increase the quarterly cash dividend from $.37 per share to $.40 per share, payable on January 3, 1997 to shareholders of record as of December 2, 1996.

                                                                Form 10-Q
                                                                Page 12.

                           PART II. OTHER INFORMATION






  Item 6.  Exhibits and Reports on Form 8-K

                  (a)  List of Exhibits

                           None.


                  (b)  Reports on Form 8-K

                       There were no reports on Form 8-K filed in the third quarter of 1996.

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






October 25, 1996