Form 10-K
period 1996-12-31
EASTERN ENTERPRISES
filed 1997-03-14
CIK 311259

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996
                        Commission File Number 1-2297
                             EASTERN ENTERPRISES


                9 Riverside Road, Weston, Massachusetts 02193
                                (617) 647-2300

            Massachusetts                          04-1270730
       (State of organization)                  (I.R.S. Employer
                                              Identification No.)

         Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
              Title of Each Class                     on Which Registered
 -----------------------------------------------  -----------------------------
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


   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $696.5 million as of February 24, 1997.

   There were 20,336,034 shares of Common Stock, par value $1.00 per share, outstanding as of February 24, 1997.


                     Documents Incorporated by Reference

   Portions of the annual report to shareholders for the year ended December 31, 1996 are incorporated by reference into Part II of this Report.

   Portions of the Registrant's 1997 definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1997 are incorporated by reference into Part III of this Report.

   Exhibits to Form 10-K and Financial Statement Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

                             EASTERN ENTERPRISES

                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                              TABLE OF CONTENTS

PART I
    Item 1.   Business                                                                         Form 10-K/1
               Boston Gas Company                                                              Form 10-K/1
               Midland Enterprises Inc.                                                        Form 10-K/5
               AllEnergy Marketing Company, L.L.C.                                             Form 10-K/8
               General                                                                         Form 10-K/8
    Item 2.   Properties                                                                       Form 10-K/8
    Item 3.   Legal Proceedings                                                                Form 10-K/8
    Item 4.   Submission of Matters to a Vote of Security Holders                              Form 10-K/9
PART II
    Item 5.   Market For Registrant's Common Equity and Related Stockholder Matters            Form 10-K/9
    Item 6.   Selected Financial Data                                                          Form 10-K/9
    Item 7.   Management's Discussion and Analysis of Financial Condition and Results
               of Operations                                                                   Form 10-K/9
    Item 8.   Financial Statements and Supplementary Data                                      Form 10-K/14
    Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure                                                            Form 10-K/33
PART III
    Item 10.  Directors and Executive Officers of the Registrant                               Form 10-K/33
    Item 11.  Executive Compensation                                                           Form 10-K/33
    Item 12.  Security Ownership of Certain Beneficial Owners and Management                   Form 10-K/33
    Item 13.  Certain Relationships and Related Transactions                                   Form 10-K/33
PART IV
    Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K                 Form 10-K/33

                                    PART I

Item 1. Business

1(a) General

   Eastern Enterprises ("Eastern") is an unincorporated voluntary association (commonly referred to as a "Massachusetts business trust") established and existing under a Declaration of Trust dated July 18, 1929, as from time to time amended.

   Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas") and Midland Enterprises Inc. ("Midland"). Boston Gas is a regulated utility that distributes natural gas in and around Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. Eastern also owns a 50% interest in AllEnergy Marketing Company, L.L.C., ("AllEnergy"), an unregulated energy marketing company, which is a joint venture with New England Electric System. AllEnergy sells energy commodities and related products and services to customers, principally in the Northeast.


   Eastern provides management and staff services to its operating subsidiaries. Boston Gas and Midland are financed primarily through their own internally generated funds and the issuance of their own funded debt, which is not guaranteed by Eastern. The debt instruments relating to Boston Gas and Midland borrowings generally contain restrictive covenants, including restrictions on the payment of dividends to Eastern. In the opinion of management, none of these restrictions has any material impact upon the operations of Eastern and its subsidiaries.


   The information in Item 1 should be read in conjunction with the "Forward Looking Information" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

1(b) Financial Information About Industry Segments

   Information with respect to this item may be found in Note 2 of Notes to Financial Statements. Such information is incorporated herein by reference.

1(c) Description of Business


                              Boston Gas Company

   Boston Gas is engaged in the transportation and sale of natural gas to approximately 525,000 residential, commercial, and industrial customers in Boston, Massachusetts, and 73 other communities in eastern and central Massachusetts. Boston Gas also sells natural gas for resale in Massachusetts and other states. Boston Gas, the largest natural gas distribution company in New England, has been in business for 174 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of Boston Gas has been owned by Eastern.


   Boston Gas provides local transportation services and gas supply for all customer classes. Boston Gas' services are available on a firm and non-firm basis. Firm transportation services and sales are provided under rate tariffs filed with the Massachusetts Department of Public Utilities ("Department") that typically obligate Boston Gas to provide service without interruption throughout the year. Non-firm transportation services and sales are generally provided to large commercial/industrial customers who can use gas and oil interchangeably. Non-firm services, including sales to other gas companies for resale, are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.


   In 1993, the Department approved Boston Gas' proposal to unbundle local transportation service and gas sales for its largest commercial/industrial customers, and in 1996 to all commercial/industrial customers. Unbundling allows customers to purchase local transportation from Boston Gas separately from the purchase of gas supply, which the customer may buy from it or other suppliers. Boston Gas views these third party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. Boston Gas has also developed a program to educate customers



                                 Form 10-K/1
about the opportunity to purchase gas from third-party suppliers, while still relying on Boston Gas for safe and reliable delivery.

Markets and Competition


   Boston Gas competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last six years, Boston Gas has increased its share in the total stationary energy market from 28% to 36%. This market share compares to the national average of approximately 43% and may represent a growth opportunity for Boston Gas. However, actual experience cannot be predicted with certainty, and will depend on such factors as the price of competitive energy sources, the level of investment by Boston Gas and customer perceptions of relative value.


Gas Throughput

   The following table, in billions of cubic feet of natural gas at 1,000 Btu per cubic foot ("BCF"), provides information about Boston Gas' throughput during the three years 1994-1996:

                                          Years Ended December 31,
                                         --------------------------
                                            1996     1995     1994
                                          --------  ------   ------
Residential                                 42.8     39.7     41.4
Commercial/industrial                       39.4     48.1     46.7
Off-system sales                            12.2      6.6      7.6
                                          --------  ------   ------
Total sales                                 94.4     94.4     95.7
Transportation of customer-owned gas        61.6     47.5     48.7
Less: Off-system sales                     (12.2)    (6.6)    (7.6)
                                          --------  ------   ------
 Total throughput                          143.8    135.3    136.8
                                          ========  ======   ======
 Firm throughput                           118.7     94.9     95.5
                                          ========  ======   ======


   Residential customers comprise 92% of its customer base, while commercial/industrial establishments account for the remaining 8%. Volumetrically, residential customers account for 30% of total throughput and 36% of firm throughput, while commercial/industrial customers account for 70% of total throughput and 64% of firm throughput, as depicted in the chart below. In 1996, approximately 60% of the commercial/industrial customers' total throughput was local transportation only services. No customer, or group of customers under common control, accounted for 2% or more of the total firm revenues in 1996.


                              1996 Firm Throughput

                                   [pie chart]

               C&I Transportation                 35%
               Residential Sales                  36%
               C&I Sales                          29%

                               Boston Area Weather
                                  (% of normal)

                                  [line chart]

                         1992                104
                         1993                 99
                         1994                101
                         1995                100
                         1996                104

[100 represents normal, with lower numbers representing warmer weather and higher numbers colder weather]

                                 Form 10-K/2

Gas Supply

   The following table in BCF provides information about Boston Gas' sources of supply during 1994-1996:

                                            Years Ended December 31,
                                           -------------------------
                                             1996     1995     1994
                                            -------  ------- --------
Natural gas pipeline purchases               91.7     93.4     92.2
Liquefied natural gas ("LNG") purchases       5.2      3.1      5.1
                                            -------  ------- --------
 Total purchases                             96.9     96.5     97.3
Change in storage gas                        (3.4)     3.5      0.4
Company use, unbilled and other                .9     (5.6)    (2.0)
                                            -------  ------- --------
 Total sales                                 94.4     94.4     95.7
                                            =======  ======= ========


   Year to year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather.

   Given the ready availability of supply, Boston Gas purchased approximately two-thirds of its peak pipeline supplies under short-term and spot contracts. The balance of peak day pipeline requirements are purchased directly from domestic and Canadian producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department or by the Federal Energy Regulatory Commission ("FERC").


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

                                        Capacity in BCF
                                       -----------------  Expiration
Pipeline                               Daily     Annual      Dates
-------------------------------------  -------  -------- ------------
Algonquin Gas Transmission Company
  ("Algonquin")                         0.28      87.4    1997-2012
Tennessee Gas Pipeline Company
  ("Tennessee")                         0.18      66.9    2000-2012
                                       -------  --------
                                        0.46     154.3
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


   Peak day throughput was 0.69 BCF in 1996 and 1995 and 0.65 BCF in 1994. Boston Gas provides for peak period demand through a least cost portfolio of pipeline, storage and supplemental supplies. Boston Gas considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.



                                 Form 10-K/3

Regulation

   Boston Gas' operations are subject to Massachusetts statutes applicable to gas utilities. Rates, gas purchases, pipeline safety regulations, issuance of securities and affiliated party transactions are regulated by the Department. Rates for firm transportation and sales provided by Boston Gas are subject to approval by, and are on file with, the Department. In addition, Boston Gas has a cost of gas adjustment clause which allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system.


   On November 29, 1996, the Department issued its order on Boston Gas' rate restructuring and unbundling plan. In its order, the Department granted a $6.3 million rate increase, effective December 1, 1996. In addition, the Department ordered a performance-based regulatory plan that prescribes a productivity offset in the formula for rate adjustments, service quality measures and potential penalties that significantly exceeded those proposed by Boston Gas. Boston Gas has filed with the Department a request for reconsideration, clarification and recalculation of certain sections of its order.


   In its order, the Department also approved Boston Gas' proposal to facilitate competition by allowing all commercial and industrial customers the ability to choose alternative suppliers of natural gas beginning January 1, 1997. Under the approved service unbundling program, commercial and industrial customers migrating from firm sales to firm transportation will be assigned, on an interim basis, a pro-rata share of the cost of upstream pipeline capacity purchased by Boston Gas to serve them.


   The Department also stated that the issue of upstream pipeline capacity assignment would be addressed in future regulatory proceedings. As more customers elect to purchase gas from other suppliers, a greater amount of upstream pipeline capacity under contract may be idle, unless it can be remarketed or assigned. The recoverability of capacity costs will be an issue for the Department to address for Boson Gas and all other gas utilities subject to its jurisdiction. While there can be no assurance, it is Boston Gas' position that it should be afforded the opportunity to recover prudently incurred, non-mitigable stranded capacity cost.


   Boston Gas and Eastern were granted an intrastate exemption from the provisions of the Public Utility Holding Company Act of 1935 under Section 3(a)(1) thereof, pursuant to an order of the Securities and Exchange Commission dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975.

Seasonality and Working Capital


   Boston Gas' revenues, earnings and cash flows are highly seasonal as the demand for most of its transportation services and sales is directly related to temperature conditions. The majority of Boston Gas' earnings is generated in the first quarter, with a seasonal loss occurring in the third quarter. Since the bulk of its revenues is billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, Boston Gas bills its customers over the heating season for pipeline demand charges paid by Boston Gas over the entire year. This difference, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.



                                 Form 10-K/4

Environmental Matters

   Boston Gas may have or share responsibility under applicable environmental law for the remediation of certain former manufactured gas plant ("MGP") sites, as described in Note 11 of Notes to Financial Statements. A subsidiary of New England Electric System has assumed responsibility for remediating 11 of the 15 such sites owned by Boston Gas, subject to a limited contribution by Boston Gas. A 1990 regulatory settlement with the Department provides for recovery by Boston Gas of environmental costs associated with MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. Boston Gas does not possess at this time sufficient information to reasonably determine the ultimate cost to it of such remediation and no assurance can be given with respect to the future recoverability of such costs. However, in light of the factors discussed above, Boston Gas believes that it is not probable that such costs will materially affect its financial condition or results of operations.

Employees

   As of December 31, 1996, Boston Gas had approximately 1,500 employees, 73% of whom were organized in local unions with which Boston Gas has collective bargaining agreements that expire in 1999.

Properties


   Boston Gas owns or leases facilities which enable it to liquefy natural gas in periods of low demand, store the resulting LNG and vaporize it for use in periods of high demand. Boston Gas owns and operates such a facility in Dorchester, Massachusetts, and leases one such facility in Lynn, Massachusetts. In addition, Boston Gas leases a storage facility in Salem, Massachusetts. Negotiations are under way with the lessor of the Lynn and Salem facilities in connection with the scheduled expiration of these leases in June 1997. Boston Gas also owns propane-air facilities at several locations throughout its service territory.

   On December 31, 1996, Boston Gas' distribution system included approximately 5,800 miles of gas mains, 399,000 services and 529,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel which requires ongoing maintenance and replacement.


   Boston Gas' mains and services are generally located on public ways or private property not owned by it. Boston Gas' occupation of such property is generally pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of Boston Gas are owned in fee.


   In 1996, Boston Gas' capital expenditures were $58.5 million. Capital expenditures were principally made for system replacement, for system expansion to meet customer demand and for productivity enhancement initiatives. Boston Gas plans to spend approximately $51 million for similar purposes in 1997.



                           Midland Enterprises Inc.


   Midland, through its wholly-owned subsidiaries (together "Midland"), is engaged in the operation of a fleet of barges and towboats, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and the Gulf of Mexico. Midland transports dry bulk commodities, a major portion of which is coal. Midland also performs repair work on marine equipment and operates two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal and a marine fuel supply facility. In June 1994, Midland sold its barge construction and repair facility located in Louisiana.



                                 Form 10-K/5

Sales


   Midland transported 65.5 million, 66.2 million and 66.9 million tons in 1996, 1995 and 1994, respectively. Tonnage in 1996 declined 1.1% from 1995, primarily as a result of reduced grain tonnage due in part to a shortage of grain supplies and the resulting weak demand for barge towing on the lower Mississippi River. Tonnage in 1995 declined slightly from 1994 due in part to a softening of the domestic coal market in the second half of 1995 and reduced shipments of aggregates.


   Ton miles are the product of tons and distance transported. The following charts depict 1996 tonnage by commodity and ton miles of cargo transported for the period 1992-1996:

                            1996 Tonnage by Commodity

                                  [pie chart]

                    Coal                          65%
                    Grain                          6%
                    Other                         29%

                             Ton Miles by Commodity
                                  (in billions)

                                  [bar chart]

               Coal      Grain     Other     Liquid    Total

1992           15.2       6.3       9.3        1.6     32.4
1993           14.0       4.8      11.8        1.6     32.2
1994           15.2       4.4      15.7        0.0     35.3
1995           15.2       5.2      16.4        0.0     36.8
1996           15.7       4.8      15.6        0.0     36.1

"Other" includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, towing for others, and other dry cargo.


   In 1996, ton miles declined 2.0% from the record level set in 1995 due to lower tonnage, as discussed above, and slightly shorter average trip lengths due to reduced shipments of long haul grain and export coal tonnage. Ton mile production in 1995 increased 4.2% over 1994, although 1995 tonnage declined slightly, due to longer trip lengths associated with increased movements of non-coal tonnage, predominantly on the Mississippi River. In addition to changes in ton miles transported, Midland's revenues and net income are affected by other factors such as competitive conditions, weather and the segment of the river system traveled, as described further in the "Seasonality" and "Competition" sections.


   The following table summarizes Midland's backlog of transportation and terminalling business under multi-year contracts:

                                                              December 31,
                                                           ------------------
                                                             1996      1995
                                                           -------- ---------
Tons (in millions)                                           140.0     156.2
Revenues (in millions)                                      $465.1    $485.3
Portions of revenue backlog not expected to be filled
  within the current year                                       73%       72%


   The 1996 revenue backlog (which is based on contracts that extend beyond December 31, 1997) is shown at prices in effect on December 31, 1996, which are subject to cost escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the anticipated requirements of these contract customers. The 10.4% decline in tonnage backlog from 1995 partially reflects the expiration of two utility coal contracts and the elapsing terms of current multi-year contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. The above backlog amounts include contracts awarded but not yet signed at year end of 22.9 million tons and $94.9 million in revenues for 1996 and 14.2 million tons and $67.2 million in revenues for 1995. The decrease in the revenue backlog is consistent with the reduction in backlog tonnage. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have begun to shorten the term of some agreements



                                 Form 10-K/6
for reasons such as Clean Air Act requirements and the trend toward deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.


   The only significant raw material required by Midland is the diesel fuel to operate its towboats. Diesel fuel is purchased from a variety of sources and Midland regards the availability of diesel fuel as adequate for its operations.

Seasonality

   Revenues during winter months tend to be lower than revenues for the remainder of the year due to the freezing of some northern rivers and waterways, increased coal consumption by electric utilities during the summer months and the fall harvest of grain.

Competition


   Midland's marine transportation business competes on the basis of price, service and equipment availability. Midland's primary competitors include other barge lines and railroads, including one integrated rail-barge carrier. There are a number of companies offering transportation services on the waterways served by Midland. In the early 1990s, competition among major barge line companies was intense due to an imbalance between barge supply and customer demand, impacted by occasionally weak grain and export coal markets. This in turn led to revenue and margin erosion and prompted improvements in cost and productivity and some industry consolidation. During the second half of 1994, however, barge demand and supply approached equilibrium as both domestic import demand and export requirements increased significantly. This trend continued in 1995 and the first half of 1996. However, a shortage of grain supplies and sharply higher grain prices slowed demand in late 1996 and created uncertainty over near-term 1997 shipment levels. Coupled with an increased availability of new equipment, a temporary imbalance of supply and demand has again been created which has led to more intense competition and decreased spot rates.

   Improvements in operating efficiencies have permitted barge operators to maintain comparatively low rate structures. Consequently, the barge industry has generally been able to retain its competitive position with alternate methods of transportation for bulk commodities, particularly when the origin and destination of such movements are near or contiguous to navigable waterways.

   No customer, or group of customers under common control, accounted for 10% or more of the total revenues in 1996. On the basis of past experience and its competitive position, Midland considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen. Midland's multi-year transportation and terminalling contracts expire at various dates from April 1998 through December 2007. During 1996, approximately 38% of Midland's revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses that excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Midland that results in termination of the contract, Midland would be responsible for reimbursing its customer for the differential between the contract price and the cost of substituted performance.


   Towboats, such as those operated by Midland, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the lower Mississippi River, where there are no locks to transit, at average costs per ton mile which are generally below those of railroads.

                                 Form 10-K/7

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

Properties

   As of December 31, 1996, Midland's marine equipment consisted of 2,430 dry cargo barges and 87 towboats. Approximately half of this equipment is either mortgaged to secure Midland's equipment financing obligations or chartered under long-term leases from third parties.


   In 1996, Midland's capital expenditures were $47.9 million. These expenditures were made principally for the purchase of new barges and for renewal of equipment. In 1997 Midland expects to spend approximately $46 million for capital equipment, primarily for the purchase of new barges to replace aging equipment.


Employees

   As of December 31, 1996, Midland employed approximately 1,400 persons, of whom approximately 36% are represented by labor unions.

                     AllEnergy Marketing Company, L.L.C.


   AllEnergy is an unregulated retail energy marketing company that expects to provide a comprehensive array of energy commodities and related products and services to customers, principally in the Northeast. It was formed in September 1996, through the combination of Eastern's and New England Electric System's existing unregulated retail energy marketing subsidiaries, AllEnergy Marketing Company, Inc. and NEES Energy, Inc., respectively, and is owned equally by both companies. Eastern had formed AllEnergy Marketing Company, Inc., in April 1996.


   Energy marketing companies currently compete mainly on the basis of commodity prices. In addition, AllEnergy intends to offer value-added energy-related services.

                                   General

Environmental Matters

   Certain information with respect to Eastern's compliance with Federal and state environmental statutes may be found in Item 1(c) under "Boston Gas Company" and "Midland Enterprises Inc." and Note 11 of Notes to Financial Statements.

Employees

   Eastern and its wholly-owned subsidiaries employed approximately 3,000 employees at December 31, 1996.

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

                                 Form 10-K/8

Item 4. Submission of Matters to a Vote of Securities Holders

   No matter was submitted to a vote of security holders in the fourth quarter of 1996.

Executive Officers of the Registrant

General

   The table below identifies the executive officers of Eastern, who are appointed annually and serve at the pleasure of Eastern's Trustees.


                                                                                     Office Held
         Name                                  Title                           Age      Since
--------------------- -------------------------------------------------------  ----- -------------
J. Atwood Ives        Chairman and Chief Executive Officer                      60       1991
Richard R. Clayton    President and Chief Operating Officer                     58       1991
Walter J. Flaherty    Senior Vice President and Chief Financial Officer         48       1992
L. William Law, Jr.   Senior Vice President, General Counsel and Secretary      52       1995
Chester R. Messer     Senior Vice President--President of Boston                55       1988
                       Gas Company
Fred C. Raskin        Senior Vice President--President of Midland               48       1991
                       Enterprises Inc.


Business Experience


   J. Atwood Ives joined Eastern in 1991 as Chairman and Chief Executive Officer. He has served as a Trustee of Eastern since 1989.


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



                                   PART II

Item 5. Market For Registrant's Common Equity and Related Stockholder Matters

   Eastern's common stock is traded on the New York, Boston and Pacific Stock Exchanges (ticker symbol EFU). The approximate number of shareholders at December 31, 1996 was 5,100.


   Information with respect to this item may be found in the sections captioned "Dividends Declared Per Share" and "Stock Price Range" appearing on the inside back cover of the annual report to shareholders for the year ended December 31, 1996. Such information is incorporated herein by reference.


Item 6. Selected Financial Data


   Information with respect to this item may be found in the section captioned "Six-Year Financial Summary" appearing on page 28 of the annual report to shareholders for the year ended December 31, 1996. Such information is incorporated herein by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The following commentary should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Financial Statements.

                                 Form 10-K/9

1996 COMPARED TO 1995

Overview


   The Company reported net earnings of $60.7 million, or $2.97 per share, in 1996, compared to net earnings of $53.9 million, or $2.66 per share, in 1995. Net earnings in 1995 included an extraordinary charge of $6.5 million or $.32 per share, as described in Note 12. Excluding gains on sales of investments, earnings and earnings per share from continuing operations in 1996 increased by approximately 17.5% and 16.8%, respectively, over the prior year, which was adjusted to exclude a gain on the sale of Eastern's United States Filter Corporation ("U.S. Filter") investment and a provision for environmental expenses.

(In millions)            1996       1995       Change
                     -----------   -------    ---------
Revenues:
 Boston Gas            $  705.4    $653.1        8.0%
 Midland                  301.9     296.3        1.9%
                     -----------   -------    ---------
  Total                $1,007.3    $949.4        6.1%
                     ===========   =======    =========

   The increase in consolidated revenues from 1995 to 1996 primarily reflects higher customer usage, colder weather, and increased sales to new customers for Boston Gas and increased demand for coal and other commodities at Midland.

(In millions)            1996        1995       Change
                         --------    -------   ---------
Operating earnings:
 Boston Gas              $ 68.5    $ 61.7       11.0%
 Midland                   58.4      57.8        1.0%
 Headquarters              (5.5)     (5.8)       5.2%
                         --------  -------   ---------
  Total                  $121.4    $113.7        6.8%
                         ========  =======   =========

   The increase in operating earnings from 1995 to 1996 primarily reflects the gross margin impact of Boston Gas' increased revenues, as described above.

   Other income in 1996 includes increased interest income on higher cash and investment balances and decreased interest expense, reflecting lower average rates principally due to the refinancing of $60.0 million of Boston Gas debentures in December 1995 and lower balances of short term obligations. Partly offsetting were the absence in 1996 of the 1995 $20.6 million gain on the sale of Eastern's U.S. Filter investment and a $15.0 million provision for environmental expenses, as described in Notes 1 and 11. In 1996, other income includes a loss of $3.1 million, representing Eastern's share of AllEnergy's operating results.

   The effective tax rate in 1996 was 8.1% higher than in 1995, principally because the gain on the 1995 sale of the U.S. Filter investment was offset by the tax loss realized on the sale of WaterPro, which had been written down in 1993.


Boston Gas


   Revenues in 1996 increased by $52.3 million due principally to higher average customer usage, the impact of colder weather, increased sales to new customers and increased non-firm sales. The migration of firm sales to transportation only service was partially offsetting. Weather for 1996 was 4.1% colder than normal. Weather for 1995 was normal.

   Operating earnings increased $6.8 million from 1995, primarily reflecting the gross margin impact of increased revenues. Cost reductions from ongoing reengineering programs, the absence of severance costs and lower consulting expenses also contributed to the increase in operating earnings. Wage increases and higher charges for depreciation were partially offsetting.



                                 Form 10-K/10

Midland Enterprises

   Revenues and operating earnings increased by $5.6 million and $0.6 million, respectively, in 1996 over 1995, primarily reflecting the continued strong demand for coal and other dry cargo commodities and favorable rates. Severe icing and flooding during the first quarter of 1996 and generally more difficult operating conditions later in the year resulted in higher operating costs and lower fleet productivity than in 1995.


   Tonnage and ton miles decreased 1.1% and 2.0%, respectively, reflecting shorter average hauls due to reduced foreign demand for coal and a shortage of grain supplies. Coal tonnage and ton miles increased 1.4% and 3.1%, respectively, to record levels reflecting significantly increased shipments of domestic spot coal, while coal shipments under multi-year contracts for utilities declined due to the non-renewal of several contracts. Non-coal tonnage and ton miles declined 6% as a result of weaker barge demand for grain exports on the lower Mississippi River. Operating results from terminal and support facilities were slightly improved over 1995.

   Ongoing programs to increase fleet productivity were offset by adverse operating conditions and traffic pattern inefficiencies caused by the reduced export tonnage. Fuel costs increased in 1996 due to rising fuel prices that averaged 20% above 1995 levels. A substantial portion of Midland's multi-year contracts contain fuel adjustment clauses to compensate for higher costs.


1995 COMPARED TO 1994


(In millions)           1995       1994      Change
                      --------   --------   ---------
Revenues:
 Boston Gas            $653.1     $660.2      (1.1)%
 Midland                296.3      264.7      11.9%
                      --------   --------   ---------
  Total                $949.4     $924.9       2.6%
                      ========   ========   =========


   The increase in consolidated revenues from 1994 to 1995 primarily reflects significant increases in Midland's rates for transporting non-coal commodities.


(In millions)            1995     1994       Change
                       -------- ---------   --------
Operating earnings:
 Boston Gas            $ 61.7      $65.8      (6.2)%
 Midland                 57.8       35.8      61.5%
 Headquarters            (5.8)      (4.2)    (38.1)%
                       --------  --------   --------
  Total                $113.7      $97.4      16.7%
                       ========  ========   ========


   The increase in operating earnings from 1994 to 1995 primarily reflects increased non-coal transportation rates and ideal operating conditions at Midland, partially offset by the impact of demand- related factors and warmer weather as well as costs associated with early retirement and severance programs at Boston Gas and higher unallocated headquarters expense.

   Other income in 1995 includes a $20.6 million gain on the sale of Eastern's U.S. Filter investment and increased interest income on higher cash balances, partly offset by a $15.0 million provision for environmental expenses. Other income for 1994 includes a $2.3 million gain on the sale of Midland's barge construction and repair facility in Louisiana.


   The effective tax rate in 1995 was 9.7% lower than in 1994, principally because there was no tax on the gain on the sale of the U.S. Filter investment, as discussed above.


Boston Gas

   Revenues in 1995 decreased by $7.1 million as increased sales to new and existing firm customers were more than offset by demand-related factors involving a reduction in weather-adjusted gas consumption. Weather for 1995 was 100.0% of normal, which was 0.6% warmer than 1994. Increased revenues from non-firm sales and transportation were partially offsetting.

                                 Form 10-K/11

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

Midland Enterprises


   Revenues and operating earnings increased by $31.6 million and $22.0 million, respectively, in 1995 over 1994, primarily reflecting higher transportation rates. Partially offsetting were reduced revenues resulting from contractual rate reductions on multi-year utility coal contracts. Operating earnings benefited from continued productivity improvements and excellent operating conditions.

   Ton miles increased 4.2% to a new record level, although total tonnage transported declined 1.0%, due to significantly longer trip lengths. Coal tonnage declined 1.2%, with coal shipments under multi-year contracts increasing 3.5% and spot coal tonnage declining 17.5%, reflecting a weak second half market. Non-coal ton miles increased 7.6% although tonnage was essentially unchanged from 1994. Midland's focus on longer haul, higher margin non-coal commodities more than offset the weakness in the spot coal market. As a result, grain tonnage increased 17.8% with ores and steel tonnage up 24.5% as compared to 1994. Operating results from terminal and support operations were relatively unchanged from 1994 levels.

FORWARD LOOKING INFORMATION


   This report and other company reports and statements issued or made from time to time contain certain "forward looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.


   Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: temperatures above or below normal in Boston Gas' service area, changes in market conditions for barge transportation, adverse operating conditions on the inland waterways, uncertainties regarding the start-up of AllEnergy, including expense levels and customer response, changes in interest rates, regulatory decisions, including without limitation, decisions on Boston Gas' request for reconsideration of the Massachusetts Department of Public Utilities rate restructuring order and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities. All of these factors are difficult to predict and are generally beyond Eastern's control.


LIQUIDITY AND CAPITAL RESOURCES

   Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1997 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividends to shareholders.


   In addition to cash and marketable investments of $177 million at December 31, 1996, Eastern maintains a $100 million long-term revolving credit agreement plus uncommitted lines, all of which are available for general corporate purposes. At December 31, 1996, there were no borrowings outstanding under any of these facilities.

   Consolidated capital expenditures for 1997 are budgeted at approximately $100 million, about equally divided between Boston Gas and Midland.

   Eastern's capital structure is depicted in the chart on the facing page. The decrease in equity in 1993 reflects the impact of non-cash charges associated with the provision for Coal Act liabilities, the write-down of WaterPro goodwill, the loss on the sale of Ionpure and substantial share repurchases. Through a combination of increased equity and debt, Eastern expects to continue its policy of capitalizing



                                 Form 10-K/12

Boston Gas and Midland with approximately equal amounts of equity and long-term debt. Both subsidiaries maintain "A" ratings with the major rating agencies. The chart below shows improvements in interest coverage at Boston Gas and Midland.

   To meet working capital requirements which reflect the seasonal nature of the local gas distribution business, Boston Gas had commercial paper outstanding of $57.0 million at December 31, 1996, an increase of $5.0 million from the prior year, primarily reflecting higher balances for deferred gas costs. In addition, Boston Gas maintains a bank credit agreement which supports the issuance of up to $70 million of commercial paper to fund its inventory of gas supplies. At December 31, 1996, Boston Gas had outstanding $55.6 million of commercial paper for this purpose.

   Eastern did not repurchase any shares of common stock in 1996. It repurchased 320,800 shares for $8.4 million in 1995 and 603,500 shares for $14.6 million in 1994.



                                Capital Structure
                                 ($ in millions)

                                  [bar chart]

                         Equity         Debt           Total Capital
          1992            357           518            875
          1993            329           364            693
          1994            365           374            740
          1995            358           396            753
          1996            347           428            775

                                Interest Coverage*

                                  [bar chart]

                         Boston Gas                    Midland
          1992           4.9                           4.3
          1993           4.3                           4.2
          1994           4.8                           4.0
          1995           4.8                           5.7
          1996           6.2                           5.8

               *(pre-tax earnings plus depreciation, amortization
                and interest expense divided by interest expense)


OTHER MATTERS

   On December 19, 1996, Boston Gas filed with the Massachusetts Department of Public Utilities (the "Department") a request for reconsideration, clarification and recalculation of the November 29, 1996 Order received from the Department regarding its rate restructuring proposal. In its Order, the Department granted an increase in base revenues of $6.3 million, effective December 1, 1996. The Department also approved Boston Gas' plan to convert to performance-based regulation ("PBR"), but established an unsatisfactory PBR formula and associated service quality measurements.

   On September 18, 1996, Eastern and New England Electric System ("NEES") formed AllEnergy, an unregulated retail energy marketing company that is intended to provide a comprehensive array of energy commodities and related products and services to customers in the Northeast. AllEnergy combined Eastern's and NEES' existing unregulated retail energy marketing subsidiaries, AllEnergy Marketing Company, Inc. and NEES Energy, Inc., respectively, and is owned equally by both companies. The participation of NEES and NEES Energy, Inc. in the joint venture was approved by the Securities and Exchange Commission on December 23, 1996.

   Eastern may have or share responsibility for environmental remediation and/or ongoing maintenance of certain non-utility sites associated with former operations, the most significant of which is a former coal tar processing facility, as described in Note 11. Eastern has accrued a reserve of approximately $25 million in total at December 31, 1996, to cover the potential remediation and maintenance costs of these sites. However, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remediation and maintenance.

   Boston Gas may have or share responsibility for environmental remediation of certain former manufactured gas plant ("MGP") sites, as described in Note
11. A subsidiary of NEES has assumed responsibility for remediating 11 of the 15 such sites owned by Boston Gas, subject to a limited contribution by the latter. A 1990 regulatory settlement agreement provides for recovery by Boston Gas of environmental costs associated with MGP sites over separate, seven-year amortization periods without a



                                 Form 10-K/13
return on the unamortized balance. Eastern does not possess at this time sufficient information to reasonably determine the ultimate cost to Boston Gas of such remediation, and no assurance can be given with respect to the future recoverability of such costs. However, in light of the factors discussed, Eastern currently believes that it is not probable that such costs will materially affect its financial condition or results of operations.

   Eastern has accrued pretax charges of $80.0 million for its estimated undiscounted liability for health care and death benefit premiums under the Coal Act. As discussed in Note 12, its obligations for these premiums could range from a nominal amount to more than $125 million.

Item 8. Financial Statements and Supplementary Data



                        Index To Financial Statements


Consolidated Statements of Operations                   Form 10-K/15

Consolidated Balance Sheets                             Form 10-K/16

Consolidated Statements of Cash Flows                   Form 10-K/18

Consolidated Statements of Shareholders' Equity         Form 10-K/19

Notes to Financial Statements                           Form 10-K/20

Unaudited Quarterly Financial Information               Form 10-K/31

Independent Auditors' Report                            Form 10-K/32

Management's Report on Responsibility                   Form 10-K/32



                                 Form 10-K/14

                    Consolidated Statements of Operations



                                                                    Years Ended December 31,
(In thousands, except per share amounts)                        1996          1995          1994
 ----------------------------------------------------------------------------------------------------
Revenues                                                     $1,007,342     $949,412      $924,850
Operating costs and expenses:
  Operating costs                                               716,595      668,701       668,287
  Selling, general and administrative expenses                  104,822      105,473       100,332
  Depreciation and amortization                                  64,531       61,504        58,856
                                                           ------------- -------------  -------------
Operating earnings                                              121,394      113,734        97,375
Other income (expense):
  Interest income                                                 9,419        5,633         1,953
  Interest expense                                              (34,453)     (38,536)      (38,516)
  Equity in loss of AllEnergy                                    (3,087)          -             -
  Other, net                                                      2,972        4,103         2,553
                                                           ------------- -------------  -------------
Earnings from continuing operations before income taxes          96,245       84,934        63,365
Provision for income taxes                                       35,580       24,553        24,458
                                                           ------------- -------------  -------------
Earnings from continuing operations before extraordinary
  item                                                           60,665       60,381        38,907
Earnings from discontinued operations, net of tax                    -            -         12,212
Extraordinary provision for coal miners retiree health
  care, net of tax                                                   -        (6,500)           -
                                                           ------------- -------------  -------------
Net earnings                                                 $   60,665     $ 53,881      $ 51,119
                                                           ============= =============  =============
Earnings per share from continuing operations before
  extraordinary item                                              $2.97        $2.98         $1.87
Discontinued operations, net of tax                                  -            -            .59
Extraordinary provision for coal miners retiree health
  care, net of tax                                                   -          (.32)           -
                                                           ------------- -------------  -------------
Net earnings per share                                            $2.97        $2.66         $2.46
                                                           ============= =============  =============


  The accompanying notes are an integral part of these financial statements.

                                 Form 10-K/15

                         Consolidated Balance Sheets



                                                                      December 31,
(In thousands)                                                     1996          1995
 -----------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and short-term investments                               $  159,804    $  191,211
  Receivables, less reserves of $16,648 in 1996 and $16,009
    in 1995                                                         96,854       104,735
  Inventories                                                       61,271        47,883
  Deferred gas costs                                                75,337        71,940
  Other current assets                                               6,396         9,117
                                                               -------------  ------------
    Total current assets                                           399,662       424,886
Property and equipment, at cost                                  1,450,741     1,356,097
  Less--accumulated depreciation                                   612,573       563,337
                                                               -------------  ------------
    Net property and equipment                                     838,168       792,760
Other assets:
  Deferred post-retirement health care costs                        88,563        93,830
  Investment in AllEnergy                                            2,032            -
  Other investments                                                 31,346        13,821
  Deferred charges and other costs, less amortization               61,844        52,045
                                                               -------------  ------------
    Total other assets                                             183,785       159,696
                                                               -------------  ------------
    Total assets                                                $1,421,615    $1,377,342
                                                               =============  ============


  The accompanying notes are an integral part of these financial statements.

                                 Form 10-K/16

                         Consolidated Balance Sheets



                                                                         December 31,
(In thousands)                                                         1996         1995
---------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
Current liabilities:
  Current debt                                                      $   61,557   $   57,193
  Accounts payable                                                      74,114       64,960
  Accrued expenses                                                      25,999       26,795
  Other current liabilities                                             72,722       75,913
                                                                  -------------  ------------
    Total current liabilities                                          234,392      224,861
Gas inventory financing                                                 55,594       45,600
Long-term debt                                                         347,313      357,675
Reserves and other liabilities:
  Deferred income taxes                                                 93,198       89,102
  Post-retirement health care                                           96,980       98,717
  Coal miners retiree health care                                       61,008       65,025
  Preferred stock of subsidiary                                         29,292       29,262
  Other reserves                                                        75,848       71,336
                                                                  -------------  ------------
    Total reserves and other liabilities                               356,326      353,442
Commitments and contingencies
Shareholders' equity:
  Common stock $1.00 par value; Authorized shares--50,000,000;
   Issued shares--20,441,907 in 1996 and 20,385,587 in 1995             20,442       20,386
  Capital in excess of par value                                        33,389       31,488
  Retained earnings                                                    377,714      348,821
  Treasury stock at cost--138,110 shares in 1996 and 191,547
    shares in 1995                                                      (3,555)      (4,931)
                                                                  -------------  ------------
    Total shareholders' equity                                         427,990      395,764
                                                                  -------------  ------------
    Total liabilities and shareholders' equity                      $1,421,615   $1,377,342
                                                                  =============  ============


  The accompanying notes are an integral part of these financial statements.

                                 Form 10-K/17

                    Consolidated Statements of Cash Flows



                                                              Years Ended December 31,
(In thousands)                                              1996         1995        1994
------------------------------------------------------- ------------------------------------
Cash flows from operating activities:
  Net earnings                                            $  60,665    $  53,881   $ 51,119
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Discontinued operations non-cash charges and
        working capital changes                                  -           -       (4,830)
      Extraordinary provision for coal miners retiree
        health care, net of tax                                  -        6,500          -
      Depreciation and amortization                          64,531      61,504      58,856
      Income taxes and tax credits                            8,207      (1,119)      7,452
      Equity in loss of AllEnergy                             3,087          -           -
      Net gain on sale of assets                             (2,541)    (20,990)     (2,403)
      Provision for environmental expenditures                   -       15,000         175
      Other changes in assets and liabilities:
        Receivables                                           4,181      (3,942)     19,087
        Inventories                                         (13,398)     12,337       8,534
        Deferred gas costs                                   (3,397)     17,764     (23,901)
        Accounts payable                                      9,154      14,986     (13,679)
        Other                                                (8,277)     (3,269)     14,264
                                                        ------------ ----------- -----------
  Net cash provided by operating activities                 122,212     152,652     114,674
                                                        ------------ ----------- -----------
Cash flows from investing activities:
  Capital expenditures                                     (111,755)    (78,385)    (57,883)
  Investment in AllEnergy                                    (5,119)         -           -
  Investments                                               (11,618)      1,900      22,017
  Proceeds on sale of assets                                  3,210     118,343      12,695
  Other                                                      (2,540)     (1,725)     (6,619)
                                                        ------------ ----------- -----------
  Net cash provided (used) by investing activities         (127,822)     40,133     (29,790)
                                                        ------------ ----------- -----------
Cash flows from financing activities:
  Dividends paid                                            (29,974)    (28,365)    (29,779)
  Changes in notes payable                                    5,000     (10,530)    (43,770)
  Changes in gas inventory financing                          9,994      (7,978)     (5,719)
  Proceeds from issuance of long-term debt                       -       60,000      50,000
  Repayment of long-term debt                                (7,356)    (66,520)    (14,990)
  Repurchase of stock                                            -       (8,357)    (14,574)
  Other                                                       2,613       2,428       1,885
                                                        ------------ ----------- -----------
Net cash used by financing activities                       (19,723)    (59,322)    (56,947)
                                                        ------------ ----------- -----------
Net increase (decrease) in cash and cash equivalents        (25,333)    133,463      27,937
Cash and cash equivalents at beginning of year              185,137      51,674      23,737
                                                        ------------ ----------- -----------
Cash and cash equivalents at end of year                    159,804     185,137      51,674
Short-term investments                                           -        6,074       7,967
                                                        ------------ ----------- -----------
Cash and short-term investments                           $ 159,804    $191,211    $ 59,641
                                                        ============ =========== ===========


  The accompanying notes are an integral part of these financial statements.

                                 Form 10-K/18

               Consolidated Statements of Shareholders' Equity



                                                    Common       Capital In
                                                     Stock       Excess of    Retained     Treasury
(In thousands)                                   $1 Par Value    Par Value    Earnings      Stock        Total
 ---------------------------------------------- ----------------------------------------------------------------
Balance at December 31, 1993                        $21,644       $ 61,778    $299,131     $(18,815)   $363,738
  Net earnings                                           -              -       51,119           -       51,119
  Dividends declared--$1.40 per share                    -              -      (29,003)          -      (29,003)
  Repurchase of stock                                    -              -           -       (14,574)    (14,574)
  Retirement of stock                                (1,000)       (24,312)         -        25,312          -
  Unrealized gains on investments available
    for sale, net                                        -              -          633           -          633
  Issuance of stock, net                                  8            246          -         1,967       2,221
                                                --------------- ------------ ----------------------- -----------
Balance at December 31, 1994                         20,652         37,712     321,880       (6,110)    374,134
  Net earnings                                           -              -       53,881           -       53,881
  Dividends declared--$1.42 per share                    -              -      (28,668)          -      (28,668)
  Repurchase of stock                                    -              -           -        (8,357)     (8,357)
  Retirement of stock                                  (300)        (7,422)         -         7,722          -
  Unrealized gains on investments available
    for sale, net                                        -              -        1,728           -        1,728
  Issuance of stock, net                                 34          1,198          -         1,814       3,046
                                                --------------- ------------ ----------------------- -----------
Balance at December 31, 1995                         20,386         31,488     348,821       (4,931)    395,764
  Net earnings                                           -              -       60,665           -       60,665
  Dividends declared--$1.51 per share                    -              -      (30,626)          -      (30,626)
  Pension liability adjustment, net                      -              -       (1,569)          -       (1,569)
  Unrealized gains on investments available
    for sale, net                                        -              -          423           -          423
  Issuance of stock, net                                 56          1,901          -         1,376       3,333
                                                --------------- ------------ ----------------------- -----------
Balance at December 31, 1996                        $20,442       $ 33,389    $377,714     $ (3,555)   $427,990
                                                =============== ============ ======================= ===========


  The accompanying notes are an integral part of these financial statements.

                                 Form 10-K/19

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

   Certain prior year financial statement information has been reclassified to be consistent with the current presentation. All material intercompany balances and transactions have been eliminated in consolidation. Certain accounting policies followed by Eastern and its subsidiaries are described below:

   Cash and short-term investments: Highly liquid instruments with original maturities of three months or less are considered cash equivalents.


   Inventories include the following:


                                                  December 31,
   (In thousands)                                   1996      1995
    -----------------------------------------------------------------
   Supplemental gas supplies                      $49,287    $35,136
   Other materials, supplies and marine fuel       11,984     12,747
                                                  --------  ---------
                                                  $61,271    $47,883
                                                  ========  =========

   Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) or average cost method.


   Investment in AllEnergy. Eastern holds a 50% interest in AllEnergy Marketing Company, L.L.C. ("AllEnergy"), an unregulated energy marketing company. AllEnergy is a joint venture with New England Electric System. Eastern accounts for its investment in AllEnergy using the equity method.


   Investment in U.S. Filter: In November 1995, Eastern sold its 3,041,092 shares of United States Filter Corporation common stock in a public offering for $65,479,000 in cash. The transaction resulted in a pretax and net gain of $20,581,000 or $1.02 per share. In 1995, Eastern accounted for its investment in U.S. Filter under the cost method and classified this investment as a security available for sale.


   Regulatory assets and liabilities: Boston Gas is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

   Regulatory assets total $110,066,000 and $109,604,000 at December 31, 1996 and 1995, respectively, and relate primarily to post-retirement health care costs and pipeline transition costs. Regulatory liabilities total $11,446,000 and $12,391,000 at December 31, 1996 and 1995, respectively, and relate primarily to income taxes.

   As of December 31, 1996 Boston Gas' regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods from 1 to 23 years.

   Boston Gas believes that the application of SFAS No. 71 is appropriate. If, however, a portion of Boston Gas' operations were no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery (refund) would continue through rates established and collected for Boston Gas' remaining regulated operations.

   Impairment of long-lived assets: Pursuant to SFAS No. 121, "Accounting for the Impairment of Long- Lived Assets and for Long-Lived Assets to Be Disposed Of," in the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of the recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations there were no impairment charges in 1996.


                                 Form 10-K/20

   Other current liabilities include the following:

                                                      December 31,
(In thousands)                                        1996      1995
-----------------------------------------------------------------------
Pipeline transition costs regulatory liability      $16,494    $ 9,510
Coal miners retiree health care premiums             16,300     13,100
Reserves for insurance claims                        11,881     13,037
Dividend payable                                      8,122      7,470
Pipeline refunds due utility customers                3,384     13,173
Other                                                16,541     19,623
                                                    --------- ---------
                                                    $72,722    $75,913
                                                    ========= =========

   Revenue recognition: Boston Gas' revenues are recorded when billed. Boston Gas defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to the period in which the gas is billed to customers. Midland recognizes revenue on tows in progress on the percentage-of-completion method based on miles traveled.

   Depreciation and amortization: Depreciation and amortization are provided using the straight-line method at rates designed to allocate the cost of property and equipment over their estimated useful lives. Because the rates of depreciation on equipment vary with each property unit, it is impractical to state each rate individually. Depreciation and amortization as a percentage of average depreciable assets was as follows:


                   Years Ended
                  December 31,
                  1996     1995
 -------------------------------
Boston Gas         5.2%     5.1%
Midland            3.7%     4.0%
Headquarters      10.1%    10.9%

   Earnings per share: Earnings per share are based on the weighted average number of common and common equivalent shares outstanding. Such shares amounted to 20,445,000 in 1996, 20,285,000 in 1995 and 20,789,000 in 1994.
Fully diluted earnings per share are not materially different from primary earnings per share.

2. Business Segment Information

   Operating results and other financial data are presented for Eastern's two business segments: Boston Gas, a local gas distribution company serving eastern and central Massachusetts, and Midland, a barge transportation company operating on the inland waterways.


 (In thousands)                 1996          1995          1994
---------------------------------------------------------------------
Revenues:
    Boston Gas               $  705,462    $  653,073    $  660,158
    Midland                     301,880       296,339       264,692
                           ------------- -------------  -------------
                             $1,007,342    $  949,412    $  924,850
                           ------------- -------------  -------------
Operating earnings:
    Boston Gas               $   68,451    $   61,662    $   65,791
    Midland                      58,415        57,828        35,805
    Headquarters(1)              (5,472)       (5,756)       (4,221)
                           ------------- -------------  -------------
                             $  121,394    $  113,734    $   97,375
                           ============= =============  =============
Identifiable assets, net
  of depreciation and
  reserves:
    Boston Gas               $  877,044    $  829,482    $  833,620
    Midland                     353,928       365,654       345,625
    AllEnergy                     2,032             -             -
    Headquarters(2)             188,611       182,206       160,074
                           ------------- -------------  -------------
                             $1,421,615    $1,377,342    $1,339,319
                           ============= =============  =============


                                 Form 10-K/21

(In thousands)                  1996          1995          1994
---------------------------------------------------------------------
Capital expenditures:
    Boston Gas                $ 58,504      $57,322       $53,504
    Midland                     47,851       20,900         4,337
    Headquarters(3)              5,400          163            42
                              --------      -------       -------
                              $111,755      $78,385       $57,883
                              ========      =======       =======
Depreciation and
  amortization:
    Boston Gas                $ 41,607      $38,264       $35,809
    Midland                     22,554       22,896        22,659
    Headquarters                   370          344           388
                              --------      -------       -------
                              $ 64,531      $61,504       $58,856
                              ========      =======       =======


(1) Reflects unallocated corporate general and administrative expenses.
(2) Primarily includes cash, short-term investments and, in 1994, WaterPro net assets held for sale and the investment in U.S. Filter Corporation.
(3) Excludes $5,119 for investment in AllEnergy in 1996.

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

   A significant portion of Midland's operations relate to long-term transportation contracts. Based on past experience and its competitive position, management considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen.


3. Long-Term Obligations and Current Debt


   Credit agreement and lines of credit: Eastern maintains a credit agreement with a group of banks, which provides for the borrowing by Eastern and its subsidiaries of up to $100,000,000 at any time through December 31, 2001. The interest rate for borrowings is the agent bank's prime rate or, at the borrower's option, various pricing alternatives. The agreement requires a facility fee of 1/8 of 1% of the commitment. At December 31, 1996 and 1995 no borrowings were outstanding. Boston Gas utilizes the credit agreement to back its commercial paper borrowings. In addition, Eastern and Boston Gas have various uncommitted lines of credit which are utilized for working capital needs and provide for interest at the bank's prime rate or, at the borrower's option, various pricing alternatives. Included in current debt were $57,000,000 and $52,000,000 of commercial paper with a weighted average interest rate of 5.99% and 5.93% at December 31, 1996 and December 31, 1995, respectively.

   Gas inventory financing: Boston Gas maintains a long-term credit agreement with a group of banks, which provides for the borrowing of up to $70,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. All costs related to this funding are recoverable from customers. Boston Gas had $55,594,000 and $45,600,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1996 and 1995, respectively. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a one-year revolving credit facility which may be converted to a two-year term loan at the option of Boston Gas if the one-year revolving credit facility is not renewed by the banks. Boston Gas may select the agent bank's prime rate or, at Boston Gas' option, various pricing alternatives. The agreement requires a facility fee of 1/12 of 1% on the commitment. No borrowings were outstanding under this agreement during 1996 and 1995.



                                 Form 10-K/22

Description of long-term debt:

                                        December 31,
(In thousands)                        1996        1995
 ---------------------------------------------------------
Long-term debt:
Boston Gas:
  8.33%-9.75% Medium-Term Notes,
    Series A, due 2005-2022         $100,000    $100,000
  6.93%-8.50% Medium-Term Notes,
    Series B, due 2006-2024           50,000      50,000
  6.80%-7.25% Medium-Term Notes,
    Series C, due 2012-2025           60,000      60,000
  Capital leases                         570       4,281
  Less--current portion                 (570)     (1,509)
                                   ----------- -----------
    Boston Gas long-term debt        210,000     212,772
                                   ----------- -----------
Midland:
  First Preferred Ship Mortgages
   9.9% Bonds, due 2008               48,399      48,648
   8.1%-9.85% Medium-Term Notes,
     Series A, due 2002-2012          68,000      71,000
  Capital leases                      24,901      28,939
  Less--current portion               (3,987)     (3,684)
                                   ----------- -----------
    Midland long-term debt           137,313     144,903
                                   ----------- -----------
    Total long-term debt            $347,313    $357,675
                                   =========== ===========


   In 1995, Boston Gas filed a shelf registration covering the issuance through 1997 of up to $100,000,000 of Medium-Term Notes. In October and November 1995, Boston Gas issued $60,000,000 of Medium-Term Notes, Series C, with a weighted average maturity of 26 years and coupon of 7.08%. The proceeds from this issuance were used to complete an in-substance defeasance of $60,000,000 principal amount of 8.75%-9.00% Debentures due 2001, which have subsequently been called. Pursuant to regulatory accounting, the in-substance defeasance transaction resulted in the deferral of $2,582,000 as debt issuance costs to be amortized over the lives of the newly issued Medium-Term Notes.

   Midland's First Preferred Ship Mortgage Bonds and Medium-Term Notes are secured by certain transportation equipment.

   Boston Gas' and Midland's Medium-Term Notes are not callable prior to maturity. Midland's First Preferred Ship Mortgage Bonds are not callable until April 1, 1998.

   Capital leases consist of property and equipment lease obligations with a weighted average interest rate of 9.92%. Minimum lease payments under these agreements are due in installments through 2003.


   Debt payment requirements and maturities, net of amounts acquired in advance, are $4,557,000, $4,390,000, $9,836,000, $10,329,000 and $9,281,000
for 1997 through 2001, respectively, and cumulatively $313,477,000 thereafter.

   Five-year operating lease commitments: In addition to the property and equipment financed under capital leases, Eastern and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through the year 2008. Total rentals charged to expense were $13,525,000 in 1996, $13,603,000 in 1995 and $13,165,000 in 1994.

   Future minimum lease commitments under operating leases are $9,464,000, $6,315,000, $5,592,000, $4,816,000, $3,419,000 for 1997 through 2001, respectively, and cumulatively $6,589,000 thereafter.



                                 Form 10-K/23

4. Preferred Stock of Subsidiary


   Boston Gas has outstanding 1,200,000 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. The preferred stock is not callable prior to 2003.

5. Stock Plans


   Eastern has three stock option plans which provide for the issuance of non-qualified stock options, incentive stock options and stock appreciation rights ("SARs") to its officers, non-employee trustees and key employees. Options and SARs may be granted at prices not less than fair market value on the date of grant for periods not extending beyond ten years from the date of grant. In the third quarter of 1995, the right to exercise SARs was effectively eliminated.

   Eastern applies Accounting Principles Board Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its employee stock purchase plan. Had compensation cost for Eastern's plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," Eastern's net earnings would have been reduced by $290,000 or $.01 per share in 1996 and by $170,000 or $.01 per share in 1995.

   As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting reductions in net earnings and earnings per share may not be representative of that to be expected in future years.


   Shares available for future grants under these stock option plans were 1,003,127 at December 31, 1996, 1,036,428 at December 31, 1995 and 98,988 at
December 31, 1994. Stock options exercisable at December 31, 1996 and 1995 were 488,450 and 451,159, respectively.

Option activity during the past three years was as follows:


                                       Average        Stock
                                     Option Price    Options       SARs
-----------------------------------------------------------------------------
Outstanding at December 31, 1993        $26.12       564,208      133,010
  Granted                                24.24       108,000            -
  Exercised                              20.38        (7,547)        (150)
  Surrendered                            21.69          (150)           -
  Canceled                               29.29        (9,800)      (4,900)
                                                   -----------  -------------
Outstanding at December 31, 1994        $25.83       654,711      127,960
  Granted                                26.96       106,250            -
  Exercised                              24.94       (33,662)     (20,140)
  Surrendered                            21.94       (20,140)      (7,200)
  Canceled                               26.93       (23,550)      (5,400)
                                                   -----------  -------------
Outstanding at December 31, 1995        $26.13       683,609       95,220
  Granted                                35.96       133,200            -
  Exercised                              22.99       (44,320)           -
  Surrendered                             -                -       (7,170)
  Canceled                               29.20       (24,899)        (350)
                                                   -----------  -------------
Outstanding at December 31, 1996        $27.96       747,590       87,700
                                                   ===========  =============


   Under restricted stock plans for key employees and non-employee trustees, Eastern awarded 4,400 shares in 1996, 2,800 shares in 1995 and 6,000 shares in 1994. Eastern recognized compensation expense of $305,000 in 1996, $425,000 in 1995 and $450,000 in 1994 in accordance with the vesting terms of these and prior awards. Shares available for future awards under these plans were 36,100 at December 31, 1996 and 40,500 at December 31, 1995.

                                 Form 10-K/24

6. Common Stock Purchase Rights

   On February 22, 1990, Eastern declared a distribution to shareholders of record on March 5, 1990, pursuant to the terms of a Common Stock Rights Agreement between Eastern and The First National Bank of Boston, the current Rights Agent, of one common stock purchase right for each outstanding share of common stock. Each right would initially entitle the holder to purchase one share of common stock at an exercise price of $100, subject to adjustment to prevent dilution. The rights become exercisable on the 10th business day after a person acquires 20% or more of Eastern's stock or commences a tender offer for 20% or more of Eastern's stock, or on the 10th business day after Eastern's Board of Trustees determines that a shareholder owning at least 10% of Eastern's stock is an "adverse person," based on criteria specified in the rights agreement. The rights may be redeemed by Eastern at a price of $.01 at any time prior to the 10th day after a 20% position has been acquired. The rights will expire on March 5, 2000.

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

7. Interest Expense

                                            Years Ended December 31,
(In thousands)                             1996       1995       1994
------------------------------------------------------------------------
Interest on long-term debt                $30,811   $33,257    $32,430
Other, including amortization of
  debt expense                              2,240     3,852      5,092
Less--capitalized interest                   (524)     (499)      (932)
Subsidiary preferred stock dividends        1,926     1,926      1,926
                                         ---------  --------- ----------
Interest expense                          $34,453   $38,536    $38,516
Interest payments                         $33,236   $35,552    $35,336
                                         =========  ========= ==========

8. Other Income (Expense)

                                           Years Ended December 31,
(In thousands)                             1996      1995       1994
-----------------------------------------------------------------------
Net gain (loss) on sale of assets         $2,775   $ 21,087     $  (72)
Provision for environmental expenses           -    (15,000)      (175)
Sale of barge construction facility            -          -      2,300
Other                                        197     (1,984)       500
                                         -------- ----------- ---------
                                          $2,972   $  4,103     $2,553
                                         ======== =========== =========

9. Income Taxes

   The table below reconciles the statutory U.S. Federal income tax provision from continuing operations to the recorded income tax provision:

                                               Years Ended December 31,
                                               1996      1995     1994
 -----------------------------------------------------------------------
Statutory rate                                  35%       35%      35%
 State taxes, net of Federal benefit             3         3        4
 Capital loss utilization                        -        (9)       -
 Other                                          (1)        -        -
                                             --------  --------   ------
Effective rate                                  37%       29%      39%
                                             ========  ========   ======


                                 Form 10-K/25

   The capital loss utilization in 1995 reflects a gain on the sale of the U.S. Filter investment offset by a tax loss on the sale of WaterPro, which had been written down in 1993.


   Following is a summary of the provision for income taxes:

                                 Years Ended December 31,
(In thousands)                   1996       1995       1994
 -------------------------------------------------------------
 Federal                        $23,969    $21,024    $18,059
 State                            3,148      5,160        821
                               ---------  --------- ----------
  Total current provision        27,117     26,184     18,880
 Federal                          7,118       (806)     3,194
 State                            1,345       (825)     2,384
                               ---------  --------- ----------
  Total deferred provision        8,463     (1,631)     5,578
                               ---------  --------- ----------
 Provision for income taxes     $35,580    $24,553    $24,458
                               =========  ========= ==========
 Tax payments                   $28,917    $25,298    $17,951
                               =========  ========= ==========


   Significant items making up deferred tax assets and deferred tax liabilities are as follows:

                                           December 31,
(In thousands)                          1996         1995
--------------------------------------------------------------
 Coal miners retiree health care     $  27,073    $  26,865
 Unbilled revenue                       22,392       24,637
 Environmental reserves                  7,776        8,400
 Bad debt reserve                        6,494        6,249
 Other                                  24,379       23,109
                                    ------------  ------------
  Total deferred tax assets             88,114       89,260
 Accelerated depreciation             (140,159)    (136,307)
 Deferred gas costs                    (28,684)     (16,296)
 Other                                 (17,474)     (26,004)
                                    ------------  ------------
  Total deferred tax liabilities      (186,317)    (178,607)
                                    ------------  ------------
  Total deferred taxes               $ (98,203)   $ (89,347)
                                    ============  ============


10. Discontinued Operations


   In April 1995, Eastern completed the sale of its subsidiary, WaterPro Supplies Corporation ("WaterPro"), for $52,864,000 in cash, which approximated book value, completing the disposition of Eastern's Water Products Group. Net earnings, including the estimated loss on disposition, for discontinued operations of $12,212,000, net of $1,482,000 tax provision, were recorded through the measurement date of October 31, 1994. Revenues from discontinued operations were $189,125,000 in 1994.


11. Environmental Matters


   Eastern is aware of certain non-utility sites, associated with former operations, for which it may have or share environmental remediation responsibility or ongoing maintenance. Eastern has a reserve of approximately $25 million in total at December 31, 1996 to cover the remediation and maintenance of these sites, the principal of which is a former coal tar processing facility (the "Facility") in Everett, Massachusetts. While Eastern has provided reserves to cover the estimated probable costs of remediation and maintenance for environmental sites based on the information available at the present time, the extent of Eastern's potential liability at such sites is not yet determined.


   The Facility, which was located on a 10-acre parcel of land formerly owned by Eastern, was operated by predecessors of Allied-Signal, Inc. from the early 1900s until 1937 and by Koppers Company,

                                 Form 10-K/26
predecessor of Beazer East, Inc. (and Eastern's controlling stockholder until 1951) from 1937 until 1960 when it was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Allied-Signal entered into an Administrative Consent Order with Massachusetts Department of Environmental Protection ("DEP") in 1989 which requires that they jointly investigate and develop a remedial response plan for the Facility site, including any area where a release from that site may have come to be located. The companies have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies. In 1993 the companies completed preliminary remedial measures, including abatement of seepage of materials into the adjacent Island End River, a 29-acre tidal river which is part of Boston Harbor. Studies have identified compounds that may be associated with coal tar and/or oil in soil and ground water at the site and adjacent areas, including the riverbed. In addition to the DEP, the National Oceanic and Atmospheric Administration and the Coast Guard have been involved in river sediment investigation and remediation discussions. During 1995 and 1996, Eastern conducted and received the results of certain sediment sampling which confirmed findings of contamination in the riverbed. In light of uncertainties as to the full extent and sources of releases of compounds, the nature of any required remediation, the area and volume of soil, ground water and/or sediments that may be included, the possibility of participation by additional potentially responsible parties and the apportionment of liability, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remedial measures. Eastern is recovering certain costs of its legal defense and may be entitled to recover remediation costs from its insurers.

   Boston Gas, like many other companies in the natural gas industry, is party to governmental actions requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas currently owns 15 former MGP sites. Massachusetts Electric Company ("MEC"), a wholly- owned subsidiary of New England Electric System ("NEES"), has assumed full responsibility for remediating one such MGP site in Lynn, Massachusetts, pursuant to the decision of the First Circuit Court of Appeals in John S. Boyd Inc., et al. v. Boston Gas Company, et al., which affirmed that NEES and its subsidiaries are responsible for remediating the site as prior owners and operators. Pursuant to a settlement agreement between MEC and Boston Gas (the "Settlement Agreement"), MEC has also assumed responsibility for remediating ten other sites owned by Boston Gas, subject to a limited contribution by Boston Gas. Boston Gas is working with the DEP to determine the extent of remediation which may be required at the four former MGP sites currently owned by Boston Gas and not covered by the Settlement Agreement or the Boyd decision. Boston Gas is aware of other former MGP sites located within Boston Gas' service territory but not currently owned by Boston Gas. A 1990 settlement agreement with the Massachusetts Department of Public Utilities provides for recovery by Boston Gas of any environmental response costs associated with MGP sites over separate, seven-year amortization periods without a return on the unamortized balance. Due to uncertainties as to the extent and sources of releases of compounds, as well as the nature and extent of any required remediation, management does not possess at this time sufficient information to reasonably determine the ultimate cost to Boston Gas of remediation at such sites, and no assurance can be given with respect to the future recoverability of such costs. However, management believes that it is not probable that such costs will materially affect Eastern's financial condition or results of operations, particularly given Boston Gas' limited financial exposure due to the Settlement Agreement as well as its current ability to recover all other such costs incurred.


12. Coal Miners Retiree Health Care

   In September 1993, Eastern received notice from the Social Security Administration ("SSA") claiming that Eastern is responsible for health care and death benefit premiums for certain retired coal miners and their beneficiaries under the Federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In July and September 1995 and in September 1996, Eastern received SSA notices relating to an additional group of retired coal miners and their beneficiaries. The total amount of premiums requested aggregates in excess of

                                 Form 10-K/27

$16,000,000 to cover the period from February 1, 1993 through September 30, 1997, and primarily relates to retired miners who are said to have worked for Eastern's Coal Division prior to the transfer of those operations to a subsidiary in 1965. Eastern filed suit in Federal District Court in Massachusetts against the Commissioner of the SSA and the Trustees of the UMWA Combined Benefit Fund seeking to avoid payment of premiums based on the SSA's assignments under the Coal Act and to have the Coal Act declared unconstitutional. This action is currently pending in the First Circuit Court of Appeals, the assignments and the constitutionality of the Coal Act having been upheld at the federal district court level. Eastern has asserted a claim in the same court on January 5, 1994 against Peabody Holding Company, Inc. ("Peabody"), to which Eastern sold its coal subsidiaries in 1987, that any liabilities under the Coal Act should be borne by Peabody and such subsidiaries. Eastern has posted security to delay payment of premiums pending the final outcome of its constitutional challenge. Eastern is aware of several other lawsuits challenging the constitutionality of the Coal Act. In mid-1995, a federal district court ordered a 10% reduction in health care premiums under the Coal Act in NCA v. Chater, which was affirmed by the Eleventh Circuit Court of Appeals in April 1996.

   In 1993, Eastern recorded a reserve of $70,000,000 ($45,500,000 net of tax or $2.02 per share) to provide for its estimated undiscounted obligations under the Coal Act with respect to notices received from the SSA in that year. Principally due to the additional notices received, in 1995 Eastern recorded an additional reserve of $10,000,000 ($6,500,000 net of tax or $.32 per share). These reserves have been accounted for as extraordinary items. No additional reserve was recorded for 1996, as the impact of the additional notices received in 1996 was offset by a decrease in the estimated rate of medical inflation. Management has estimated that Eastern's obligation could range from a nominal amount to more than $125 million depending on the outcome of its constitutional challenge or its claim against Peabody, or other factors including administrative review of assigned individuals, the availability of transfers from the Abandoned Mine Reclamation Fund to pay for the health care premiums of unassigned miners and their beneficiaries, the resetting of premiums, medical inflation rates, Medicare reimbursements, other changes in government health care programs and possible changes in the terms of the Coal Act.


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


Pensions


                                                               Years Ended December 31,
(In thousands)                                                1996        1995       1994
 -------------------------------------------------------------------------------------------
Service cost                                                $  4,714    $  4,705    $ 4,792
Interest cost on projected benefit obligation                 11,537      10,803     10,005
Actual return on plan assets                                 (16,859)    (29,924)    (6,540)
Net amortization and deferral                                  4,992      19,011     (3,903)
                                                          ----------- ----------- ----------
  Total net pension cost of company-administered plans         4,384       4,595      4,354
Multi-employer union retirement and welfare plans                293         293        309
                                                          ----------- ----------- ----------
   Total net pension cost                                   $  4,677    $  4,888    $ 4,663
                                                          =========== =========== ==========

                                 Form 10-K/28

Health Care

                                                         Years Ended December 31,
(In thousands)                                          1996       1995       1994
-------------------------------------------------------------------------------------
Service cost                                           $   899   $   864    $   907
Interest cost on accumulated benefits obligation         6,849     6,615      6,038
Actual return on plan assets                            (1,355)    2,352       (755)
Net amortization and deferral                           (1,357)   (4,706)    (2,739)
Amortization and deferral of deferred costs              5,266     3,760      3,472
                                                      ---------  --------- ----------
  Total retiree health care cost                       $10,302   $ 8,885    $ 6,923
                                                      =========  ========= ==========

   The following table sets forth the funded status of company-administered plans and amounts recorded in Eastern's consolidated balance sheet as of December 31, 1996 and 1995 using actuarial measurement dates as of October 1, 1996 and 1995:


                                                       Pensions               Health Care
(In thousands)                                     1996        1995        1996         1995
 ----------------------------------------------------------------------------------------------
Accumulated benefit obligation:
  Vested benefits                                $130,841    $124,240    $ 77,524     $ 77,797
  Non-vested benefits                              13,404      13,975      16,831       17,017
                                                ---------------------- ------------ -----------
                                                  144,245     138,215      94,355       94,814
Effect of future salary increases                  19,670      18,720          --           --
                                                ---------------------- ------------ -----------
Projected benefit obligation ("PBO")             $163,915    $156,935    $ 94,355     $ 94,814
                                                ====================== ============ ===========
Plan assets at fair value                        $192,736    $174,883    $ 17,918     $ 13,963
  Less PBO                                        163,915     156,935      94,355       94,814
                                                ---------------------- ------------ -----------
Plan assets in excess of (less than) PBO           28,821      17,948     (76,437)     (80,851)
Unrecognized net obligation at December 31,
  1985 being amortized over 15 years                1,721       2,136           -            -
Unrecognized net gain                             (31,551)    (24,129)     (7,528)      (6,112)
Unrecognized prior service cost (benefit)          14,986      14,988     (13,015)     (14,354)
Amounts contributed to plans during fourth
  quarter                                             227       2,881           -        2,600
Unfunded accumulated benefits                      (4,705)     (2,318)          -            -
                                                ---------------------- ------------ -----------
Net asset (reserve) at December 31               $  9,499    $ 11,506    $(96,980)    $(98,717)
                                                ====================== ============ ===========

   The above vested health care benefits include $69,864,000 and $70,412,000 for retirees in 1996 and 1995, respectively. To fund health care benefits under its collective bargaining agreements Boston Gas maintains a Voluntary Employee Beneficiary Association ("VEBA"), to which it makes contributions from time to time. Boston Gas contributed $2,600,000 to the VEBA in 1995. Plan assets are invested in equity securities, fixed- income investments and money market instruments.


   Following are the assumptions used in the actuarial measurements:


                                          1996             1995
                                      ------------------------------
Discount rate                             7.5%             7.5%
Return on plan assets                     8.5%             8.5%
Increase in future compensation        4.75-5.00%       4.75-5.00%
Health care inflation trend               7.0%            10.0%

   The health care inflation trend is assumed to be 7% through 1999, 6% in 2000 and 5% thereafter. A one-percentage-point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost charged to expense and the accumulated benefit obligation by $78,000 and $7,268,000, respectively, in 1996 and $79,000 and $7,325,000, respectively, in 1995.



                                 Form 10-K/29

14. Fair Values of Financial Instruments


   Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported as a component of shareholders' equity. The difference between the fair value and the original cost of these securities is a net unrealized gain of $2,784,000 and $2,361,000, respectively, in 1996 and 1995.


   The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:


   Cash, short-term investments and current debt: The carrying amounts approximate fair value because of the short maturity of those instruments. Current debt includes notes payable and gas inventory financing.

   Other current assets and investments: Other current assets and investments include marketable securities classified as available for sale. Pursuant to SFAS No. 115 the carrying value is the fair value.


   Long-term debt and preferred stock of subsidiary: The fair values are based on currently-quoted market prices.

   The carrying amounts and estimated fair values of Eastern's financial instruments are as follows:


                                                           December 31,
(In thousands)                                     1996                   1995
----------------------------------------------------------------------------------------
                                           Carrying      Fair     Carrying      Fair
                                            Amount      Value      Amount       Value
                                         ----------- ----------- ----------- -----------
Cash and short-term investments            $159,804    $159,804   $191,211    $191,211
Marketable securities and investments        31,531      31,531     14,791      14,791
Short-term debt                             112,594     112,594     97,600      97,600
Long-term debt                              351,870     382,909    362,868     412,061
Preferred stock of subsidiary                29,292      29,586     29,262      28,829


                                 Form 10-K/30

15. Unaudited Quarterly Financial Information

                                                            For the three months ended
(In thousands, except per share amounts)            Mar 31,    June 30,    Sept 30,    Dec 31,
-------------------------------------------------------------------------------------------------
1996:
Revenues                                           $419,220    $213,520    $133,950     $240,652
Operating earnings                                   59,181      22,588       4,926       34,699
Earnings before income taxes                         52,504      15,878         538       27,325
Net earnings                                       $ 32,882    $  9,924    $    699     $ 17,160
                                                  =========== =========== ===========  ==========
Net earnings per share                                $1.61        $.49        $.03         $.84
1995:                                             =========== =========== ===========  ==========
Revenues                                           $366,968    $198,876    $133,444     $250,124
Operating earnings                                   58,862      19,143       3,215       32,514
Earnings (loss) before income taxes                  49,613      11,342      (4,152)      28,131
Earnings (loss) before extraordinary item            30,639       7,075      (2,559)      25,226
Extraordinary item, net of tax                            -           -           -      (6,500)
                                                  ----------- ----------- -----------  ----------
Net earnings (loss)                                $ 30,639    $  7,075    $ (2,559)    $ 18,726
                                                  =========== =========== ===========  ==========
Earnings (loss) per share before extraordinary
  item                                                $1.51        $.35       $(.13)       $1.25
Extraordinary item, net of tax                            -           -           -         (.32)
                                                  ----------- ----------- -----------  ----------
Net earnings (loss) per share                         $1.51        $.35       $(.13)        $.93
                                                  =========== =========== ===========  ==========


                                 Form 10-K/31

                         Independent Auditors' Report

To the Trustees and Shareholders of Eastern Enterprises:

   We have audited the accompanying consolidated balance sheets of Eastern Enterprises (a Massachusetts voluntary association) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Enterprises and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Arthur Andersen LLP


Boston, Massachusetts
January 22, 1997.

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


/s/ J. Atwood Ives

J. Atwood Ives
Chairman and
Chief Executive Officer

/s/ Walter J. Flaherty

Walter J. Flaherty
Senior Vice President and
Chief Financial Officer

/s/ James J. Harper

James J. Harper
Vice President and Controller

                                 Form 10-K/32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant


   Information with respect to this item may be found in the sections captioned "Information With Respect To Nominees and Trustees" appearing on pages 3 through 5 and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on pages 11 and 12 of the 1997 definitive Proxy Statement. Such information is incorporated herein by reference. See also the item captioned "Executive Officers of the Registrant" at the end of Part I hereof.


Item 11. Executive Compensation


   Information with respect to this item may be found in the sections captioned "Compensation of Executive Officers" appearing on pages 6 through the first full paragraph on page 9, "Compensation of Trustees" appearing on pages 9 and 10, "Termination of Employment and Change of Control Arrangements" appearing on pages 10 and 11, "Compensation Committee Report" appearing on pages 12 through 14 and "Performance Graph" appearing on page 15 of the 1997 definitive Proxy Statement. Such information is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management


   Information with respect to this item may be found in the sections captioned "Information With Respect To Certain Shareholders" appearing on pages 1 and 2 and "Stock Ownership of Trustees and Executive Officers" appearing on pages 5 through 6 of the 1997 definitive Proxy Statement. Such information is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions


   Information with respect to this item may be found in the last paragraph in the section captioned "Compensation of Executive Officers" appearing on pages 6 through 9, and in the sections captioned "Compensation of Trustees" appearing on page 5, "Termination of Employment and Change of Control Arrangements" appearing on pages 10 and 11 and "Certain Transactions" appearing on page 16 of the 1997 definitive Proxy Statement. Such information is incorporated herein by reference.



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

                                 Form 10-K/33

                                    NOTES

(3) LIST OF EXHIBITS

 3.1     -- Declaration of Trust of Eastern Enterprises, as amended through April 27, 1989 (filed as Exhibit 3.1 to
            Quarterly Report of Eastern Enterprises on Form 10-Q for the quarter ended June 30, 1989 (File no.
            1-2297)).*
 3.2     -- By-Laws of Eastern Enterprises, as amended through July 23, 1992 (filed as Exhibit 3.1 to Quarterly
            Report of Eastern on Form 10-Q for the quarter ended June 30, 1992 (File no. 1-2297)).*
            (NOTE: Eastern agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of Eastern or any of its subsidiaries. Such instruments are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of Eastern and its subsidiaries on a consolidated basis.)
 4.1     -- Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of February 22, 1990, and Exhibits attached thereto (filed as Exhibit 1 to Form 8-K of Eastern dated March 1, 1990 (File no.
            1-2297)).*
 4.1.1   -- Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (filed as
            Exhibit 4.1.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1994 (File no.
            1-2297)).*
10.1     -- Gas Transportation Contract between Boston Gas Company and Tennessee Gas Pipeline Company dated as of
            September 1, 1993 (filed as Exhibit 10.1 to Annual Report of Boston Gas Company on Form 10-K for the
            year ended December 31, 1993 (File no. 2-23416)).*
10.2     -- Gas Transportation Contracts between Boston Gas Company and Texas Eastern Transmission Corporation
            dated December 30, 1993 (filed as Exhibits 10.2 and 10.3 to Annual Report of Boston Gas Company on Form
            10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.3     -- Gas Transportation Contracts between Boston Gas Company and Algonquin Gas Transmission Company dated
            December 30, 1993 (filed as Exhibits 10.4 and 10.5 to Annual Report of Boston Gas Company on Form 10-K
            for the year ended December 31, 1993 (File no. 2-23416)).*
10.4     -- Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas Transmission System,
            L.P., dated as of February 7, 1991 (filed as Exhibit 10.17 to the Annual Report of Boston Gas Company
            on Form 10-K for the year ended December 31, 1990 (File no. 2-23416)).*
10.5     -- Eastern's Deferred Compensation Plan for Trustees, as amended (filed as Exhibit 10.7 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1993 (File no. 1-2297)).*(a)
10.5.1   -- Amendment to Eastern's Deferred Compensation Plan for Trustees, dated December 8, 1995 (Filed as
            Exhibit 10.5.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1995 (File no.
            1-2297)).*(a)
10.6     -- Eastern's 1982 Stock Option Plan, as amended (filed as Exhibit 10.2 to Quarterly Report of Eastern on
            Form 10-Q for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)
10.7     -- Eastern's 1995 Stock Option Plan (filed as Exhibit 10.9 to Annual Report of Eastern on Form 10-K for
            the year ended December 31, 1994 (File no. 1-2297)).*(a)
10.8     -- Eastern's Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994 (File no. 1-2297)).*(a)
10.8.1   -- Amendment to Eastern's Supplemental Executive Retirement Plan, dated December 8, 1995 (Filed as Exhibit
            10.8.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1995 (File no.
            1-2297)).*(a)
10.9     -- Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended (filed as Exhibit 10.12 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990 (File no. 1-2297)).*(a)
10.9.1   -- Amendment to Trust Agreement between Eastern and Shawmut Bank of Boston, N.A. (filed as Exhibit 10.2 to
            Quarterly Report of Eastern on Form 10-Q for quarter June 30, 1995 (File no. 1-2297)).*(a)


10.9.2   -- Amendment to Trust Agreement between Eastern and the Key Trust Company of Ohio, N.A., as successor trustee, dated December 8, 1995 (Filed as Exhibit 10.9.2 to Annual Report of Eastern on Form 10-K for
            year ended December 31, 1995 (File no. 1-2297)).*(a)
10.10    -- Eastern's Executive Incentive Compensation Plan, as amended (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)
10.11    -- Salary Continuation Agreement between Eastern and certain officers (filed as Exhibit 10.2 to Quarterly
            Report of Eastern on Form 10-Q for quarter ended September 30, 1994 (File no. 1-2297)).*(a)
10.12    -- Agreement dated November 27, 1991 between Eastern and J. Atwood Ives (filed as Exhibit 10.14 to the
            Annual Report of Eastern on Form 10-K for the year ended December 31, 1991 (File no. 1-2297)).*(a)
10.13    -- Agreement dated October 25, 1991 between Eastern and Richard R. Clayton (filed as Exhibit 10.15 to the
            Annual Report of Eastern on Form 10-K for the year ended December 31, 1991 (File no. 1-2297)).*(a)
10.14    -- Agreement dated April 28, 1994 between Eastern and J. Atwood Ives (filed as Exhibit 10.2 to Quarterly
            Report of Eastern on Form 10-Q for the quarter ended March 31, 1994 (File no. 1-2297)).*(a)
10.15    -- Agreement dated April 28, 1994 between Eastern and Richard R. Clayton (filed as Exhibit 10.3 to
            Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994 (File no. 1-2297)).*(a)
10.16    -- Eastern's Headquarters Retirement Plan, as amended (filed as Exhibit 10.1 to Quarterly Report of
            Eastern on Form 10-Q for the quarter ended September 30, 1991 (File no. 1-2297)).*(a)
10.16.1  -- Amendment to Eastern's Headquarters Retirement Plan, dated April 27, 1995 (filed as Exhibit 10.1 to
            Quarterly Report of Eastern on Form 10-Q for the quarter June 30, 1995 (File no. 1-2297)).*(a)
10.17    -- Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (filed as Exhibit 10.2 to
            Quarterly Report of Eastern on Form 10-Q for quarter ended September 30, 1991 (File no. 1-2297)).*(a)
10.17.1  -- Amendment to Midland Enterprises Inc. Salaried Retirement Plan, dated November 4, 1994 (filed as
            Exhibit 10.19.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1994 (File no.
            1-2297)).*(a)
10.18    -- Boston Gas Company Retirement Plan, as amended and restated (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991 (File no. 1-2297)).*(a)
10.18.1  -- Amendment to Boston Gas Company Retirement Plan, dated December 5, 1994 (filed as Exhibit 10.20.1 to
            Annual Report of Eastern on Form 10-K for year ended December 31, 1994 (File no. 1-2297)).*(a)
10.19    -- Trust Agreement made as of October 2, 1987 between Eastern and The Bank of New York, as amended (filed as Exhibit 10.19 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990
            (File no. 1-2297)).*(a)
10.19.1  -- Trust Agreement made as of April 28, 1995 between Eastern and the Key Trust Company of Ohio, N.A., as successor trustee (Filed as Exhibit 10.19.1 to Annual Report of Eastern on Form 10-K for the year ended
            December 31, 1995 (File no. 1-2297)).*
10.20    -- Eastern's Retirement Plan for Non-Employee Trustees, as amended (filed as Exhibit 10.22 to Annual
            Report of Eastern on Form 10-K for the year ended December 31, 1992 (File no. 1-2297)).*(a)
10.20.1  -- Amendment to Eastern's Retirement Plan for Non-Employee Trustees, dated December 8, 1995 (filed as
            Exhibit 10.20.1 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File no.
            1-2297)).*(a)
10.21    -- Eastern's 1996 Non-Employee Trustees' Stock Option Plan (Filed as Exhibit 10.21 to Annual Report of
            Eastern on Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*(a)
10.22    -- Eastern's 1992 Restricted Stock Plan (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q
            for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)



10.23    -- Eastern's Restricted Stock Plan for Non-Employee Trustees (filed as Exhibit 10.24 to Annual Report of
            Eastern on Form 10-K for the year ended December 31, 1992 (File no. 1-2297)).*(a)
10.24    -- Eastern's 1994 Deferred Compensation Plan (filed as Exhibit 10.22 to Annual Report of Eastern on Form
            10-K for year ended December 31, 1993 (File no. 1-2297)).*(a)
10.24.1  -- Amendment to Eastern's Deferred Compensation Plan, dated December 8, 1995 (Filed as Exhibit 10.24.1 to
            Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*(a)
10.24.2  -- Amendment to Eastern's Deferred Compensation Plan, dated July 25, 1996.
10.25    -- Eastern Enterprises Executive Stock Purchase Loan Plan, as amended February 27, 1997.
10.26    -- Credit Agreement, dated as of December 31, 1994, by and between Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent.
10.26.1  -- Amendment No. 1 to Credit Agreement, dated as of December 31, 1995, by and among Eastern, Boston Gas,
            Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent.
10.26.2  -- Amendment No. 2 to Credit Agreement, dated as of December 31, 1996, by and among Eastern, Boston Gas,
            Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent.
13.1     -- Portions incorporated herein of annual report to shareholders for the year ended December 31, 1996.
            With the exception of the sections captioned "Six-Year Financial Summary" appearing on page 28 and
            "Stock Price Range" and "Dividends Declared Per Share" appearing on the inside back cover of the said annual report, which are incorporated by reference in Items 5 and 6 of this Form 10-K. Said annual report is not deemed filed as part of this report.
21.1     -- Subsidiaries of the registrant.
23.1     -- Consent of Arthur Andersen LLP.


   Eastern will furnish a copy of any exhibit not included herewith to any holder of Eastern's common stock upon payment of the cost of reproduction and mailing.

(B) REPORTS ON FORM 8-K

   There were no reports on Form 8-K filed in the fourth quarter of 1996.


   *Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.
  (a) Indicates a management contract or compensatory plan or arrangement.

                     EASTERN ENTERPRISES AND SUBSIDIARIES
                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              DECEMBER 31, 1996
         (SUBMITTED IN ANSWER TO ITEMS 14(A)(1) AND (2) OF FORM 10-K,
                     SECURITIES AND EXCHANGE COMMISSION)
                             FINANCIAL STATEMENTS


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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO EASTERN ENTERPRISES:

   We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Eastern Enterprises Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page F-1 are the responsibility of Eastern's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

Boston, Massachusetts
January 22, 1997                                        /s/Arthur Andersen LLP

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 22, 1997, included in, and incorporated by reference into, Eastern Enterprises Annual Report on this Form 10-K for the year ended December 31, 1996, into Eastern's previously filed Post-Effective Amendment No. 1 to Form S-16 Registration Statement No. 2-71614 on Form S-3 and Form S-8 Registration Statements No. 2-77146, No. 33-19990, No. 33-40862 and No. 33-56424.

Boston, Massachusetts
March 14, 1997                                          /s/Arthur Andersen LLP

                                                                   SCHEDULE II


                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     For the Year Ended December 31, 1996
                                (In Thousands)


                                                                 Additions          Deductions
                                                           ---------------------- -------------
                                                                                     Charges
                                                            Charged                 for Which
                                               Balance      to Costs    Charged      Reserves       Balance
                                            December 31,      and       to Other       Were      December 31,
Description                                      1995       Expenses    Accounts     Created         1996
 -----------                               -------------- ----------- ----------- -------------  --------------
Reserves deducted from assets --
 Reserves for doubtful accounts                $ 16,009     $12,942      $    0      $(12,303)     $ 16,648
                                           ============== =========== =========== =============  ==============
 Reserves for loss on investments              $     19     $     0      $    0      $      0      $     19
                                           ============== =========== =========== =============  ==============
Reserves included in liabilities --
 Reserve for post-retirement health
   care                                        $ 98,717     $ 1,311      $3,725      $ (6,773)     $ 96,980
 Reserve for coal miners retiree health
   care                                          78,125           0           0          (817)       77,308
 Reserves for employee benefits                  16,439      12,216       2,896        (6,927)       24,624
 Reserves for environmental expenses             26,356           0       1,255          (802)       26,809
 Reserves for insurance claims                   14,133       7,746       1,972       (11,013)       12,838
 Other                                           18,537       5,212        (837)       (5,232)       17,680
                                           -------------- ----------- ----------- -------------  --------------
  Total liability reserves                     $252,307     $26,485      $9,011      $(31,564)     $256,239
                                           ============== =========== =========== =============  ==============

                                                                   SCHEDULE II

                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     For the Year Ended December 31, 1995
                                (In Thousands)


                                                                 Additions          Deductions
                                                           ---------------------- -------------
                                                                                     Charges
                                                            Charged                 for Which
                                               Balance      to Costs    Charged      Reserves       Balance
                                            December 31,      and       to Other       Were      December 31,
Description                                      1994       Expenses    Accounts     Created         1995
 -----------                               -------------- ----------- ----------- -------------  --------------
Reserves deducted from assets --
 Reserves for doubtful accounts                $ 16,091     $14,768     $     0      $(14,850)     $ 16,009
                                           ============== =========== =========== =============  ==============
 Reserves for loss on investments              $     19     $     0     $     0      $      0      $     19
                                           ============== =========== =========== =============  ==============
Reserves included in liabilities --
 Reserve for post-retirement health
   care                                        $102,382     $ 1,150     $ 3,974      $ (8,789)     $ 98,717
 Reserve for coal miners retiree health
   care                                          68,693      10,000           0          (568)       78,125
 Reserves for employee benefits                  12,453      11,039         169        (7,222)       16,439
 Reserves for environmental expenses              9,850      15,350       1,920          (764)       26,356
 Reserves for insurance claims                    9,890       8,978       5,876       (10,611)       14,133
 Other                                           18,753       5,642      (1,008)       (4,850)       18,537
                                           -------------- ----------- ----------- -------------  --------------
  Total liability reserves                     $222,021     $52,159     $10,931      $(32,804)     $252,307
                                           ============== =========== =========== =============  ==============

                                                                   SCHEDULE II

                     EASTERN ENTERPRISES AND SUBSIDIARIES
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                     For the Year Ended December 31, 1994
                                (In Thousands)

                                                                 Additions          Deductions
                                                           ---------------------- -------------
                                                                                     Charges
                                                            Charged                 for Which
                                               Balance      to Costs    Charged      Reserves       Balance
                                            December 31,      and       to Other       Were      December 31,
Description                                      1993       Expenses    Accounts     Created         1994
 -----------                               -------------- ----------- ----------- -------------  --------------
Reserves deducted from assets --
 Reserves for doubtful accounts                $ 13,945     $15,864     $     0      $(13,718)     $ 16,091
                                           ============== =========== =========== =============  ==============
 Reserves for loss on investments              $     19     $     0     $     0      $      0      $     19
                                           ============== =========== =========== =============  ==============
Reserves included in liabilities --
 Reserve for post-retirement health
   care                                        $104,730     $ 1,103     $ 2,186      $ (5,637)     $102,382
 Reserve for coal miners retiree health
   care                                          70,000           0           0        (1,307)       68,693
 Reserves for employee benefits                  10,661       8,716       1,279        (8,203)       12,453
 Reserves for environmental expenses             10,866         175         125        (1,316)        9,850
 Reserves for insurance claims                    9,167       7,004       2,127        (8,408)        9,890
 Other                                           19,611       7,854      (4,255)       (4,457)       18,753
                                           -------------- ----------- ----------- -------------  --------------
  Total liability reserves                     $225,035     $24,852     $ 1,462      $(29,328)     $222,021
                                           ============== =========== =========== =============  ==============

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EASTERN ENTERPRISES
                                   Registrant



                                   By /s/JAMES J. HARPER
                                      ---------------------------------
                                         JAMES J. HARPER
                                         Vice President and Controller
                                         (Chief Accounting Officer)

Date: March 14, 1997.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 14th day of March, 1997.

SIGNATURE                                         TITLE

       /s/J. ATWOOD IVES
__________________________________                Chairman and Chief Executive
          J. ATWOOD IVES                          Officer and Trustee


       /s/RICHARD R. CLAYTON
__________________________________                President and Chief Operating
          RICHARD R. CLAYTON                      Officer and Trustee


       /s/WALTER J. FLAHERTY
__________________________________                Senior Vice President and
          WALTER J. FLAHERTY                      Chief Financial Officer


       /s/JAMES R. BARKER
__________________________________                Trustee
          JAMES R. BARKER


       /s/JOHN D. CURTIN, JR.
__________________________________                Trustee
          JOHN D. CURTIN, JR.


       /s/SAMUEL FRANKENHEIM
__________________________________                Trustee
          SAMUEL FRANKENHEIM


       /s/LEONARD R. JASKOL
__________________________________                Trustee
          LEONARD R. JASKOL


       /s/RINA K. SPENCE
__________________________________                Trustee
          RINA K. SPENCE


       /s/DAVID B. STONE
__________________________________                Trustee
          DAVID B. STONE

                                EXHIBIT INDEX

See Item 14(a)(3), "List of Exhibits," for statement of the location of exhibits incorporated by reference.

Exhibit
3.1         -- Declaration of Trust of Eastern Enterprises, as amended through April 27, 1989 (incorporated by reference).
3.2         -- By-Laws of Eastern Enterprises, as amended through July 23, 1992 (incorporated by reference).
4.1         -- Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of February 22, 1990, and Exhibits attached thereto (incorporated by reference).
4.1.1       -- Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (incorporated by reference).
10.1        -- Gas Transportation Contract between Boston Gas Company and Tennessee Gas Pipeline Company dated as of
               September 1, 1993 (incorporated by reference).
10.2        -- Gas Transportation Contracts between Boston Gas Company and Texas Eastern Transmission Corporation
               dated December 30, 1993 (incorporated by reference).
10.3        -- Gas Transportation Contracts between Boston Gas Company and Algonquin Gas Transmission Company dated
               December 30, 1993 (incorporated by reference).
10.4        -- Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas Transmission System,
               L.P., dated as of February 7, 1991 (incorporated by reference).
10.5        -- Eastern's Deferred Compensation Plan for Trustees, as amended (incorporated by reference).
10.5.1      -- Amendment to Eastern's Deferred Compensation Plan for Trustees, dated December 8, 1995 (incorporated by reference).
10.6        -- Eastern's 1982 Stock Option Plan, as amended (incorporated by reference).
10.7        -- Eastern's 1995 Stock Option Plan (incorporated by reference).
10.8        -- Eastern's Supplemental Executive Retirement Plan, as amended (incorporated by reference).
10.8.1      -- Amendment to Eastern's Supplemental Executive Retirement Plan, dated December 8, 1995 (incorporated by reference).
10.9        -- Trust Agreement between Eastern and Shawmut Bank of Boston N.A., as amended (incorporated by reference).
10.9.1      -- Amendment to Trust Agreement between Eastern and Shawmut Bank of Boston, N.A. (incorporated by reference).
10.9.2      -- Amendment to Trust Agreement between Eastern and the Key Trust Company of Ohio, N.A., as successor trustee, dated December 8, 1995 (incorporated by reference).
10.10       -- Eastern's Executive Incentive Compensation Plan, as amended (incorporated by reference).
10.11       -- Salary Continuation Agreements between Eastern and certain officers, as amended (incorporated by reference).
10.12       -- Agreement dated November 27, 1991 between Eastern and J. Atwood Ives (incorporated by reference).
10.13       -- Agreement dated October 25, 1991 between Eastern and Richard R. Clayton (incorporated by reference).
10.14       -- Agreement dated April 28, 1994, between Eastern and J. Atwood Ives (incorporated by reference).
10.15       -- Agreement dated April 28, 1994, between Eastern and Richard R. Clayton (incorporated by reference).
10.16       -- Eastern's Headquarters Retirement Plan, as amended and restated (incorporated by reference).
10.16.1     -- Amendment to Eastern's Headquarters Retirement Plan, dated April 27, 1995 (incorporated by reference).
10.17       -- Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (incorporated by reference).
10.17.1     -- Amendment to Midland Enterprises Inc. Salaried Retirement Plan, dated November 4, 1994 (incorporated by reference).
10.18       -- Boston Gas Company Retirement Plan, as amended and restated (incorporated by reference).
10.18.1     -- Amendment to Boston Gas Company Retirement Plan, dated December 5, 1994 (incorporated by reference).




10.19       -- Trust Agreement made as of October 2, 1987 between Eastern and The Bank of New York, as amended
               (incorporated by reference).
10.19.1     -- Trust Agreement made as of April 28, 1995 between Eastern and the Kely Trust Company of Ohio, N.A., as successor trustee (incorporated by reference).
10.20       -- Eastern's Retirement Plan for Non-Employee Trustees, as amended (incorporated by reference).
10.20.1     -- Amendment to Eastern's Retirement Plan for Non-Employee Trustees, dated December 8, 1995 (incorporated by reference).
10.21       -- Eastern's 1996 Non-Employee Trustees' Stock Option Plan (incorporated by reference).
10.22       -- Eastern's 1992 Restricted Stock Plan (incorporated by reference).
10.23       -- Eastern's Restricted Stock Plan for Non-Employee Trustees (incorporated by reference).
10.24       -- Eastern's 1994 Deferred Compensation Plan (incorporated by reference).
10.24.1     -- Amendment to Eastern's Deferred Compensation Plan, dated December 8, 1995 (incorporated by reference).
10.24.2     -- Amendment to Eastern's Deferred Compensation Plan, dated July 25, 1996.
10.25       -- Eastern Enterprises Executive Stock Purchase Loan Plan, as amended February 27, 1997.
10.26       -- Credit Agreement, dated as of December 31, 1994, by and between Eastern, Boston Gas, Midland, the
               Banks named therein and The First National Bank of Boston, individually and as Agent.
10.26.1     -- Amendment No. 1 to Credit Agreement, dated as of December 31, 1995, by and among Eastern, Boston Gas,
               Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent.
10.26.2     -- Amendment No. 2 to Credit Agreement, dated as of December 31, 1996, by and among Eastern, Boston Gas,
               Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent.
13.1        -- Portions incorporated herein of annual report to shareholders for the year ended December 31, 1996.
21.1        -- Subsidiaries of the registrant.
23.1        -- Consent of Arthur Andersen LLP.