Form 10-Q
period 1997-03-31
EASTERN ENTERPRISES
filed 1997-04-28
CIK 311259

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1997
                               --------------------------------------
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    ----------------

Commission File Number 1-2297


                              EASTERN ENTERPRISES
---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          MASSACHUSETTS                                  04-1270730
----------------------------                          ---------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                  617-647-2300
---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

---------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----    ----

The number of shares of Common Stock outstanding of Eastern Enterprises as of April 25, 1997 was 20,339,833.

                                                                Form 10-Q
                                                                Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Earnings
----------------------------------

                                                                                        Three months ended March 31,
(In thousands, except per share amounts)                                                   1997               1996
------------------------------------------------------------------------------------------------------------------

Revenues                                                                               $376,920           $419,220

Operating costs and expenses:
   Operating costs                                                                      272,559            305,766
   Selling, general and administrative expenses                                          29,081             30,620
   Depreciation and amortization                                                         22,303             23,653
                                                                                       --------           --------
                                                                                        323,943            360,039
                                                                                       --------           --------

Operating earnings                                                                       52,977             59,181

Other income (expense):
  Interest income                                                                         2,105              2,233
  Interest expense                                                                       (8,790)            (9,142)
  Equity in loss of AllEnergy                                                            (1,277)                 -
  Other, net                                                                                (27)               232
                                                                                       --------           --------
Earnings before income taxes                                                             44,988             52,504
Provision for income taxes                                                               16,765             19,622
                                                                                       --------           --------
Net earnings                                                                           $ 28,223           $ 32,882
                                                                                       ========           ========

Earnings per share                                                                     $   1.38           $   1.61
                                                                                       ========           ========

Dividends per share                                                                    $    .40           $    .37
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

                                                           Form 10-Q
                                                           Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------

                                                                     March 31,           Dec. 31,         March 31,
(In thousands)                                                            1997               1996              1996
-------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets:
  Cash and short-term investments                                   $  174,492         $  159,804        $  201,696
  Receivables, less reserves                                           149,846             96,854           171,925
  Inventories                                                           37,452             61,271            23,773
  Deferred gas costs                                                    26,791             75,337                 -
  Other current assets                                                   5,242              6,396             6,379
                                                                    ----------         ----------        ----------
    Total current assets                                               393,823            399,662           403,773

Property and equipment, at cost                                      1,456,749          1,450,741         1,372,050
  Less--accumulated depreciation                                       629,376            612,573           584,550
                                                                    ----------         ----------        ----------
    Net property and equipment                                         827,373            838,168           787,500

Other assets:
  Deferred post-retirement health care
    costs                                                               87,404             88,563            91,224
  Investment in AllEnergy                                                4,255              2,032                 -
  Other investments                                                     26,158             31,346            13,729
  Deferred charges and other costs,
    less amortization                                                   53,992             61,844            50,335
                                                                    ----------         ----------        ----------
    Total other assets                                                 171,809            183,785           155,288
                                                                    ----------         ----------        ----------

    Total assets                                                    $1,393,005         $1,421,615        $1,346,561
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

                                                           Form 10-Q
                                                           Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------


                                                                     March 31,           Dec. 31,           March 31,
(In thousands)                                                            1997               1996                1996
---------------------------------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                      $   43,679          $  61,557           $  16,553
  Accounts payable                                                      51,308             74,114              54,837
  Accrued expenses                                                      52,075             25,999              59,254
  Other current liabilities                                             66,021             72,722              73,688
                                                                    ----------          ---------           ---------
     Total current liabilities                                         213,083            234,392             204,332

Gas inventory financing                                                 34,636             55,594              19,187

Long-term debt                                                         346,081            347,313             355,512

Reserves and other liabilities:
  Deferred income taxes                                                 93,473             93,198              84,480
  Post-retirement health care                                           96,606             96,980              98,079
  Coal miners retiree health care                                       59,938             61,008              64,020
  Preferred stock of subsidiary                                         29,301             29,292              29,267
  Other reserves                                                        70,383             75,848              69,139
                                                                    ----------          ---------           ---------
    Total reserves and other
      liabilities                                                      349,701            356,326             344,985

Shareholders' equity:
  Common stock, $1.00 par value
    Authorized shares -- 50,000,000
    Issued shares - 20,442,907 at
    March 31, 1997; 20,441,907 at
    December 31, 1996 and 20,405,167
    at March 31, 1996                                                   20,443             20,442              20,405
  Capital in excess of par value                                        33,654             33,389              32,198
  Retained earnings                                                    398,073            377,714             374,037
  Treasury stock at cost - 103,074
    shares at March 31, 1997; 138,110
    shares at December 31, 1996 and
    159,088 shares at March 31, 1996                                    (2,666)            (3,555)             (4,095)
                                                                    ----------         ----------          ----------
     Total shareholders' equity                                        449,504            427,990             422,545

     Total liabilities and
       shareholders' equity                                         $1,393,005         $1,421,615          $1,346,561
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

                                                           Form 10-Q
                                                           Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash Flows
------------------------------------

                                                                                  Three months ended March 31,
(In thousands)                                                                              1997              1996
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                          $ 28,223          $ 32,882
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                                           22,303            23,653
  Income taxes and tax credits                                                            16,837            17,376
  Equity in loss of AllEnergy                                                              1,277                 -
  Other changes in assets and liabilities:
    Receivables                                                                          (52,991)          (67,189)
    Inventories                                                                           23,819            24,109
    Deferred gas costs                                                                    48,546            74,599
    Accounts payable                                                                     (22,806)          (10,123)
    Other                                                                                  6,558             7,341
                                                                                        --------          --------
  Net cash provided by operating activities                                               71,766           102,648

Cash flows from investing activities:
  Capital expenditures                                                                   (12,038)          (19,242)
  Investment in AllEnergy                                                                 (3,500)                -
  Investments                                                                             (3,585)            6,074
  Proceeds on sale of investments                                                              -             1,795
  Other                                                                                      (65)              420
                                                                                        --------          --------
  Net cash used by investing activities                                                  (19,188)          (10,953)

Cash flows from financing activities:
  Dividends paid                                                                          (8,122)           (7,470)
  Changes in notes payable                                                               (17,400)          (40,700)
  Repayment of long-term debt                                                             (1,423)           (1,479)
  Changes in gas inventory financing                                                     (20,958)          (26,413)
  Other                                                                                    1,091               926
                                                                                        --------          --------
  Net cash used by financing activities                                                  (46,812)          (75,136)

Net increase in cash and cash equivalents                                                  5,766            16,559
Cash and cash equivalents at beginning of year                                           159,804           185,137
                                                                                        --------          --------

Cash and cash equivalents at end of period                                               165,570           201,696
Short-term investments                                                                     8,922                 -
                                                                                        --------          --------
Cash and short-term investments                                                         $174,492          $201,696
                                                                                        ========          ========



The accompanying notes are an integral part of these financial statements.

                                                           Form 10-Q
                                                           Page 6.


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1996 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

    Earnings per share

Per share amounts are based on the weighted average number of common shares outstanding and common equivalent shares (20,467,000 shares in 1997 and 20,399,000 shares in 1996).

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for periods ending after December 15, 1997. Restating Eastern's reported earnings per share for the three months ended March 31, 1997 and 1996 would result in basic earnings per share of $1.39 and $1.63, respectively.

The SFAS No. 128 calculation of diluted earnings per share is equivalent to the fully diluted earnings per share calculation, which is not materially different from the primary and basic earnings per share calculations.

                                                           Form 10-Q
                                                           Page 7.




2.  Inventories

The components of inventories were as follows:

                                                                      March 31,          Dec. 31,        March 31,
(In thousands)                                                             1997              1996             1996
------------------------------------------------------------------------------------------------------------------

Supplemental gas supplies                                               $25,017           $49,287          $10,437
Other materials, supplies and marine
  fuels                                                                  12,435            11,984           13,336
                                                                        -------           -------          -------
                                                                        $37,452           $61,271          $23,773
                                                                        =======           =======          =======

3.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                                     Three months ended March 31,
(In thousands)                                                                              1997             1996
-----------------------------------------------------------------------------------------------------------------

Cash paid during the year for:
  Interest, net of amounts capitalized                                                   $ 1,631          $ 1,478
  Income taxes                                                                           $   160          $ 2,462


                                                           Form 10-Q
                                                           Page 8.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

Revenues:                                                 Three months ended March 31,
(In thousands)                                                  1997              1996          Change
------------------------------------------------------------------------------------------------------

Boston Gas                                                  $312,538          $343,341         (9)%
Midland                                                       64,382            75,879        (15)%
                                                            --------          --------
  Total                                                     $376,920          $419,220        (10)%
                                                            ========          ========


Operating Earnings:                                       Three months ended March 31,
(In thousands)                                                  1997              1996          Change
------------------------------------------------------------------------------------------------------

Boston Gas                                                   $48,791           $46,765          4%
Midland                                                        5,428            14,011        (61)%
Headquarters                                                  (1,242)           (1,595)        22%
                                                             -------           -------
  Total                                                      $52,977           $59,181        (10)%
                                                             =======           =======



Boston Gas

Weather in the Boston Gas service territory was 8% warmer than normal in the first quarter of 1997, and 9% warmer than 1996. The impact of warmer weather decreased revenues by $36 million, partially offset by $11 million in sales to new customers.

The corresponding decrease in gross margin during the first quarter was offset by lower operating expenses related to the warmer weather, a change in the inter-period allocation of depreciation and property taxes and a $2.0 million gain on the settlement of pension obligations.

To better match expenses against gross margin, on January 1, 1997 Boston Gas changed the inter-period allocation of depreciation and property taxes to be based on firm throughput volumes, as opposed to firm sales volumes, reflecting the increasing importance of unbundled transportation service. This change reduced 1997 first quarter expenses by $3.6 million, as compared to 1996. These expenses will be increased by a like amount over the remainder of 1997, predominantly in the third quarter.


Midland Enterprises

Extremely poor operating conditions, the expiration of coal transportation contracts and weaker demand for transportation services decreased revenues and operating earnings by $11.5 million and $8.6 million, respectively, in the first quarter of 1997, as compared to the record levels of 1996.

In contrast to moderate flooding in 1996, the Ohio River, a key operating area, sustained thirty-year record flood levels in March of 1997. Segments of the river were closed at various times, which significantly affected production and operating costs. Similar conditions affected the Mississippi River and its other tributaries. Continued flooding on the Mississippi River is expected in the

                                                           Form 10-Q
                                                           Page 9.

second quarter. In addition, operating costs were impacted by fuel prices which averaged 19% higher than in 1996.

Industry demand for transportation services remained soft, continuing the weakness experienced in the second half of 1996. Additionally, Midland did not renew several multi-year utility coal contracts in 1996. Available replacement tonnage was not fully offsetting, both in terms of volume and pricing.

As a result of the operating and market issues discussed above, tonnage and ton miles declined 18.1% and 13.8%, respectively, from 1996 levels. Total coal tonnage declined 23.2%, with multi-year contract coal tonnage down 29.0%. Non-coal tonnage and ton miles declined 8.6% and 7.1%, respectively, as compared with 1996, primarily reflecting decreases in coke, ores and towing for others.

Other

In 1997, other income (expense) includes a loss of $1.3 million, representing Eastern's 50% share of AllEnergy's operating results.

In April, 1997, the First Circuit Court of Appeals affirmed the District Court's decision upholding the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 as it applies to Eastern. Eastern is considering filing an appeal of this decision to the Supreme Court.

FORWARD-LOOKING INFORMATION

This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: temperatures above or below normal in Boston Gas Company's service area, changes in market conditions for barge transportation, adverse operating conditions on the inland waterways, uncertainties regarding the start-up of AllEnergy, including expense levels and customer acceptance, changes in interest rates, regulatory decisions, including without limitation, decisions on Boston Gas' request for reconsideration of the Massachusetts Department of Public Utilities rate restructuring order, and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities. All of these factors are difficult to predict and are generally beyond the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1997 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividend payments to shareholders.

Consolidated capital expenditures are budgeted at $83 million, about 62% of which are for Boston Gas and the balance for Midland.

                                                           Form 10-Q
                                                           Page 10.



                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Shareholders of the registrant was held on April 24, 1997, at which the shareholders voted to elect the following Trustees for terms of office expiring at the 2000 Annual Meeting of
         Shareholders:


                  Richard R. Clayton, with 17,459,890 shares voting for and 105,550 shares withholding authority;

                  Leonard R. Jaskol, with 17,461,441 shares voting for and 105,550 shares withholding authority;

                  David B. Stone, with 17,457,222 shares voting for and 105,550 shares withholding authority;




Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits



                           None.






         (b)      Report on Form 8-K

                  There were no reports on Form 8-K filed in the first quarter of 1997.

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







                                          EASTERN ENTERPRISES



                                          By    WALTER J. FLAHERTY
                                            -------------------------
                                                Walter J. Flaherty
                                            Senior Vice President and
                                              Chief Financial Officer


                                          By    JAMES J. HARPER
                                            ------------------------
                                                James J. Harper
                                         Vice President and Controller
                                          (Chief Accounting Officer)





April 28, 1997.