Form 10-Q
period 1997-06-30
EASTERN ENTERPRISES
filed 1997-07-25
CIK 311259

                                   Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1997
                              ---------------------------------------
                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   -----------------

Commission File Number 1-2297

                              EASTERN ENTERPRISES
---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            MASSACHUSETTS                               04-1270730
-------------------------------                      ----------------
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

The number of shares of Common Stock outstanding of Eastern Enterprises as of July 24, 1997 was 20,355,655.

                                                                     Form 10-Q
                                                                     Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
------------------------------------

                                                           Three months ended                    Six months ended
                                                                June 30,                             June 30,
(In thousands, except per share amounts)                1997                  1996          1997                 1996
---------------------------------------------------------------------------------------------------------------------
Revenues                                                $207,856          $213,520          $584,776         $632,740

Operating costs and expenses:
  Operating costs                                        146,796           150,994           419,355          456,760
  Selling, general & adminis-
      trative expenses                                    26,497            25,480            55,578           56,100
  Depreciation & amortization                             15,934            14,458            38,237           38,111
                                                        --------          --------           -------         --------
                                                         189,227           190,932           513,170          550,971
                                                        --------          --------           -------         --------

Operating earnings                                        18,629            22,588            71,606           81,769

Other income (expense):
  Interest income                                          2,228             2,624             4,333            4,857
  Interest expense                                        (8,535)           (8,361)          (17,325)         (17,503)
  Equity in loss of AllEnergy                             (1,821)           (1,018)           (3,098)          (1,018)
  Other, net                                                  85                45                58              277
                                                        --------          --------          --------          -------

Earnings before income taxes                              10,586            15,878            55,574           68,382
Provision for income taxes                                 1,548             5,954            18,313           25,576
                                                        --------          --------          --------         --------
Net earnings                                            $  9,038          $  9,924          $ 37,261         $ 42,806
                                                        ========          ========          ========         ========

Earnings per share                                      $    .44          $    .49          $   1.82         $   2.10
                                                        ========          ========          ========         ========

Dividends per share                                     $    .40          $    .37          $    .80         $    .74
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

                                                                     Form 10-Q
                                                                     Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                       June 30,           Dec. 31,             June 30,
(In thousands)                                                            1997               1996                 1996
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $  170,087         $  159,804           $  191,136
  Receivables, less allowances                                          95,392             96,854              100,818
  Inventories                                                           43,064             61,271               42,288
  Deferred gas costs                                                    17,048             75,337                5,449
  Other current assets                                                   6,607              6,396                9,355
                                                                    ----------         ----------            ---------
     Total current assets                                              332,198            399,662              349,046

Property and equipment, at cost                                      1,466,529          1,450,741            1,396,662
   Less--Accumulated depreciation                                      640,816            612,573              597,224
                                                                    ----------         ----------            ---------
      Net property and equipment                                       825,713            838,168              799,438

Other assets:
  Deferred post-retirement health care
    costs                                                               86,245             88,563               91,148
  Investment in AllEnergy                                                4,434              2,032                   88
  Investments                                                           21,608             31,346               23,444
  Deferred charges and other costs,
    less amortization                                                   47,205             61,844               50,358
                                                                    ----------          ---------           ----------
     Total other assets                                                159,492            183,785              165,038
                                                                    ----------         ----------           ----------
     Total assets                                                   $1,317,403         $1,421,615           $1,313,522
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

                                                                     Form 10-Q
                                                                     Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                       June 30,             Dec. 31,             June 30,
(In thousands)                                                             1997                 1996                 1996
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                        $   4,583            $  61,557            $   5,358
  Accounts payable                                                       43,943               74,114               60,860
  Accrued expenses                                                       35,420               25,999               31,012
  Other current liabilities                                              59,830               72,722               68,924
                                                                     ----------           ----------           ----------
     Total current liabilities                                          143,776              234,392              166,154

Gas inventory financing                                                  29,990               55,594               23,754

Long-term debt                                                          345,084              347,313              351,356

Reserves and other liabilities:
  Deferred income taxes                                                  94,184               93,198               86,564
  Post-retirement health care                                            96,155               96,980               97,759
  Coal miners retiree health care                                        58,949               61,008               63,035
  Preferred stock of subsidiary                                          29,309               29,292               29,275
  Other reserves                                                         69,458               75,848               69,001
                                                                     ----------           ----------           ----------
      Total reserves and other
         liabilities                                                    348,055              356,326              345,634

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized shares -- 50,000,000
   Issued shares -- 20,442,907 at
   June 30, 1997; 20,441,907 at
   December 31, 1996 and 20,428,707 at
   June 30, 1996                                                         20,443               20,442               20,429
  Capital in excess of par value                                         32,716               33,389               32,923
  Retained earnings                                                     399,617              377,714              377,071
  Treasury  stock at cost - 88,252
    shares at June 30, 1997; 138,110
    shares at December 31, 1996 and
    147,601 shares at June 30, 1996                                      (2,278)              (3,555)              (3,799)
                                                                     ----------           ----------           ----------
       Total shareholders' equity                                       450,498              427,990              426,624
                                                                     ----------           ----------           ----------
     Total liabilities and
       shareholders' equity                                          $1,317,403           $1,421,615           $1,313,522
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

                                                                     Form 10-Q
                                                                     Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash flows
------------------------------------
                                                                                               Six months ended June 30,
(In thousands)                                                                                  1997                1996
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                             $  37,261            $ 42,806

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                                               38,237              38,111
  Income taxes and tax credits                                                                 9,771               3,579
  Equity in loss of AllEnergy                                                                  3,098               1,018
  Other changes in assets and liabilities:
    Receivables                                                                                1,462               3,916
    Inventories                                                                               18,207               5,595
    Deferred gas costs                                                                        58,289              66,490
    Accounts payable                                                                         (30,172)             (4,100)
    Other                                                                                     (3,702)            (10,420)
                                                                                           ---------           ---------
      Net cash provided by operating activities                                              132,451             146,995

Cash flows from investing activities:
    Capital expenditures                                                                     (25,915)            (45,360)
    Investment in AllEnergy                                                                   (5,500)             (1,106)
    Investments                                                                               (1,900)            (11,822)
    Proceeds on sale of investments                                                                -               1,795
    Other                                                                                       (727)               (640)
                                                                                           ---------           ---------
      Net cash (used) by investing activities                                                (34,042)            (57,133)

Cash flows from financing activities:
    Dividends paid                                                                           (16,257)            (14,958)
    Changes in notes payable                                                                 (56,600)            (52,000)
    Repayment of long-term debt                                                               (2,332)             (5,445)
    Changes in gas inventory financing                                                       (25,604)            (21,846)
    Other                                                                                        491               2,456
                                                                                           ---------           ---------
      Net cash used by financing activities                                                 (100,302)            (91,793)

Net increase (decrease) in cash and cash equivalents                                          (1,893)             (1,931)
Cash and cash equivalents at beginning of year                                               159,804             185,137
                                                                                           ---------           ---------

Cash and cash equivalents at end of period                                                   157,911             183,206
Short-term investments                                                                        12,176               7,930
                                                                                           ---------           ---------
Cash and short-term investments                                                            $ 170,087           $ 191,136
                                                                                           =========           =========

The accompanying notes are an integral part of these financial statements.

                                                                     Form 10-Q
                                                                     Page 6.

                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1997

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


    Earnings per share

Per share amounts are based on the weighted average number of common and common equivalent shares outstanding. Quarter and year-to-date shares are 20,499,000 and 20,483,000 respectively, in 1997 and 20,428,000 and 20,414,000, respectively, in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for periods ending after December 15, 1997. Restating Eastern's reported earnings per share for the three months and six months ended June 30, would result in basic earnings per share of $.44 and $1.83 in 1997 and $.49 and $2.12 in 1996, respectively.

The SFAS No. 128 calculation of diluted earnings per share is equivalent to the fully diluted earnings per share calculation, which is not materially different from the primary and basic earnings per share calculations.

                                                                     Form 10-Q
                                                                     Page 7.

2.  Inventories

The components of inventories were as follows:
                                                          June 30,             Dec. 31,            June 30,
(In thousands)                                               1997                 1996                1996
-----------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                $ 30,669             $ 49,287            $ 29,704
Other materials, supplies and marine
     fuels                                                 12,395               11,984              12,584
                                                         --------             --------            --------
                                                         $ 43,064             $ 61,271            $ 42,288
                                                         ========             ========            ========


3.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:
                                                                                        Six months ended June 30,

(In thousands)                                                                              1997             1996
-----------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                                   $16,762          $16,391
  Income taxes                                                                           $ 8,981          $23,393

                                                                     Form 10-Q
                                                                     Page 8.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
 Revenues:

                                                           Three months ended June 30,
(In thousands)                                                  1997              1996            Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                  $139,743          $136,520             2%
Midland                                                       68,113            77,000           (12)%
                                                            --------          --------
  Total                                                     $207,856          $213,520            (3)%
                                                            ========          ========

                                                             Six months ended June 30,
                                                                1997              1996            Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                  $452,281          $479,861            (6)%
Midland                                                      132,495           152,879           (13)%
                                                            --------          --------
  Total                                                     $584,776          $632,740            (8)%
                                                            ========          ========

Boston Gas

Unseasonably cold weather, higher gas costs and sales to new customers, partially offset by lower non-firm sales, contributed to the increase in revenues for the second quarter of 1997.

Warmer weather and lower average customer usage for the first six months of 1997 decreased revenues by about $34 million. Sales to new customers were partially offsetting. Year-to-date weather was near normal for 1997, and 3% warmer than 1996, as cold temperatures in the second quarter of 1997 offset 8% warmer than normal weather in the first quarter.

Midland Enterprises

Weak demand for transportation services contributed to revenue decreases of 12% and 13% for the second quarter and first half of 1997, respectively. Industry demand for transportation services remained soft, continuing the weakness experienced in the second half of 1996.

As a result of the market issues discussed above, ton miles decreased 11% for the quarter and 12% year-to-date. Coal tonnage decreased 20% and 22% for the quarter and the first half of 1997, respectively, due entirely to shortfalls in utility and industrial accounts.

                                                                     Form 10-Q
                                                                     Page 9.


Operating Earnings:
                                                           Three months ended June 30,
(In thousands)                                                  1997              1996             Change
---------------------------------------------------------------------------------------------------------
Boston Gas                                                   $11,368           $ 7,840            45%
Midland                                                        9,103            15,612           (42)%
Headquarters                                                  (1,842)             (864)           nm
                                                             -------           -------
  Total                                                      $18,629           $22,588           (18)%
                                                             =======           =======

                                                            Six months ended June 30,
                                                                1997             1996             Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                   $60,159          $54,605             10%
Midland                                                       14,531           29,623            (51)%
Headquarters                                                  (3,084)          (2,459)           (25)%
                                                             -------          -------
  Total                                                      $71,606          $81,769            (12)%
                                                             =======          =======



Boston Gas

Second quarter operating earnings increased $3.5 million from 1996, primarily reflecting higher rates, colder weather and load growth.

Operating earnings for the first six months of 1997 increased $5.6 million from 1996. The increase reflected lower operating expenses related to the warmer weather, a change in the inter-period allocation of depreciation and property taxes, as discussed below, and a $2.0 million gain on the settlement of pension obligations, partially offset by the margin impact of decreased revenues.

To better match expenses against gross margin, on January 1, 1997 Boston Gas changed the inter-period allocation of depreciation and property taxes to be based on firm throughput volumes, as opposed to firm sales volumes, reflecting the increasing importance of unbundled transportation service. This change reduced 1997 year-to-date expenses by $2.9 million, as compared to 1996. These expenses will be increased by a like amount over the remainder of 1997, predominantly in the third quarter.


Midland Enterprises

Operating earnings for the second quarter and year-to-date decreased by $6.5 million and $15.1 million, respectively, from the record levels of 1996. These decreases reflected weaker market conditions, as described above, lower grain rates, and poor operating conditions. Periodic high water conditions on the Mississippi River early in the second quarter, coupled with record Ohio River flooding late in the first quarter, combined to raise operating costs and lower productivity during the first half of 1997.


Other:

In 1997, other income (expense) for the second quarter and year-to-date includes losses of $1.8 million and $3.1 million, respectively, representing Eastern's
50% share of AllEnergy's operating results. In 1996, other income (expense) includes a loss for AllEnergy of $1.0 million for both the second quarter and year-to-date.

                                                                     Form 10-Q
                                                                     Page 10.

A prior year adjustment reduced the 1997 annualized income tax provision rate to 33%, which resulted in an effective tax rate of 15% for the second quarter.

In April 1997, the Federal Court of Appeals for the First Circuit affirmed the decision of the Federal District Court for Massachusetts decision upholding the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 as applied to Eastern. Eastern has filed an appeal of this decision to the U.S. Supreme Court and continues its efforts to legislatively and administratively reduce its liability under the Coal Act.

On May 16, 1997 Boston Gas received a positive decision from the Massachusetts Department of Public Utilities ("Department") concerning its request for reconsideration, clarification and recalculation of the Department's November 1996 rate order. The Department granted Boston Gas an additional $1.9 million rate increase (a $6.3 million increase was granted in the November 1996 Order) and reduced the productivity factor portion of the Performance-Based Rate ("PBR") formula established in its November 1996 Order by 50 basis points, from 2.00% to 1.50%. Compared to the Department's original decision, these changes add approximately $3.5 million to revenue next year, increasing to about $8.0 million by 2002, the last year of the plan. On June 5, 1997, Boston Gas filed a notice of appeal of the Department's orders to the Massachusetts Supreme Judicial Court. Boston Gas expects the appeal to take approximately one year, and any relief granted by the court to be prospective.


FORWARD-LOOKING INFORMATION:

This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance or concerning expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: temperatures above or below normal in Boston Gas Company's service area, changes in market conditions for barge transportation, adverse operating conditions on the inland waterways, uncertainties regarding the start-up of AllEnergy, including expense levels and customer acceptance, changes in interest rates, regulatory and court decisions, and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities. All of these factors are difficult to predict and are generally beyond the control of the Company.


LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1997 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividend payments to shareholders.

                                                                     Form 10-Q
                                                                     Page 11.

Consolidated capital expenditures are budgeted at $78 million, about 70% of which are for Boston Gas and the balance for Midland.

                                                                     Form 10-Q
                                                                     Page 12.





                           PART II. OTHER INFORMATION






  Item 6.  Exhibits and Reports on Form 8-K

                  (a)  List of Exhibits

                           None.


                  (b)  Reports on Form 8-K

                       There were no reports on Form 8-K filed in the second quarter of 1997.

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







                                          EASTERN ENTERPRISES



                                          By      JAMES J. HARPER
                                            -------------------------
                                                  James J. Harper
                                          Vice President and Controller
                                            (Chief Accounting Officer)


                                          By     WALTER J. FLAHERTY
                                            -------------------------
                                                 Walter J. Flaherty
                                           Senior Vice President and
                                            Chief Financial Officer






July 25, 1997