Form 10-Q
period 1997-09-30
EASTERN ENTERPRISES
filed 1997-10-24
CIK 311259

                                   Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                              ---------------------------------------

                                      OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   -----------------

Commission File Number 1-2297


                               EASTERN ENTERPRISES
    -----------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            MASSACHUSETTS                             04-1270730
     ----------------------------                --------------------
     (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)


                  9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02193
    ----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  617-647-2300
     ---------------------------------------------------------------
              (Registrant's telephone number, including area code)

     ----------------------------------------------------------------
              Former name, former address and former fiscal year,
                          if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   -----   -----

The number of shares of Common Stock outstanding of Eastern Enterprises as of October 24,1997 was 20,378,527.

                                                                Form 10-Q
                                                                Page 2.


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
 EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
------------------------------------

                                                              Three months ended                  Nine months ended
                                                                 September 30,                       September 30,
 (In thousands, except per share amounts)                   1997              1996              1997             1996
---------------------------------------------------------------------------------------------------------------------
Revenues                                                $125,524          $133,950          $710,300         $766,690

Operating costs and expenses:
  Operating costs                                         89,032            96,345           508,387          553,105
  Selling, general & adminis-
    trative expenses                                      22,679            22,102            78,257           78,202
  Depreciation & amortization                             13,195            10,577            51,432           48,688
                                                        --------          --------          --------         --------
                                                         124,906           129,024           638,076          679,995
                                                        --------          --------          --------         --------
Operating earnings                                           618             4,926            72,224           86,695

Other income (expense):
  Interest income                                          2,293             2,413             6,625            7,270
  Interest expense                                        (8,163)           (8,325)          (25,487)         (25,828)
  Equity in loss of AllEnergy                             (2,160)             (803)           (5,258)          (1,821)
  Other, net                                               1,067             2,327             1,125            2,604
                                                        --------          --------          --------         --------

Earnings (loss) before income
       taxes                                              (6,345)              538            49,229           68,920
Provision (credit) for income
       taxes                                              (2,273)             (161)           16,040           25,415
                                                        --------          --------          --------         --------
Net earnings                                            $ (4,072)         $    699          $ 33,189         $ 43,505
                                                        ========          ========          ========         ========

Earnings per share                                      $   (.20)         $    .03          $   1.62         $   2.13
                                                        ========          ========          ========         ========

Dividends per share                                     $    .40          $    .37         $    1.20         $   1.11
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

                                                                Form 10-Q
                                                                Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------

                                                                      Sept 30,           Dec. 31,             Sept 30,
(In thousands)                                                            1997               1996                 1996
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $  181,116         $  159,804           $  171,035
  Receivables, less allowances                                          49,787             96,854               55,888
  Inventories                                                           61,623             61,271               61,427
  Deferred gas costs                                                    49,750             75,337               44,773
  Other current assets                                                   7,590              6,396               12,679
                                                                    ----------         ----------           ----------
     Total current assets                                              349,866            399,662              345,802

Property and equipment, at cost                                      1,483,555          1,450,741            1,423,020
   Less--Accumulated depreciation                                      649,025            612,573              603,043
                                                                    ----------         ----------           ----------
      Net property and equipment                                       834,530            838,168              819,977

Other assets:
  Deferred post-retirement health care
    costs                                                               85,085             88,563               89,808
  Investment in AllEnergy                                                5,774              2,032                   66
  Investments                                                           15,333             31,346               29,805
  Deferred charges and other costs,
    less amortization                                                   46,893             61,844               53,358
                                                                    ----------         ----------            ---------
     Total other assets                                                153,085            183,785              173,037
                                                                    ----------         ----------            ---------

     Total assets                                                   $1,337,481         $1,421,615           $1,338,816
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

                                                                Form 10-Q
                                                                Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------

                                                                       Sept 30,             Dec. 31,             Sept 30,
(In thousands)                                                             1997                 1996                 1996
-------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                        $   9,861            $  61,557           $   18,604
  Accounts payable                                                       45,889               74,114               52,241
  Accrued expenses                                                       42,841               25,999               31,153
  Other current liabilities                                              59,108               72,722               67,142
                                                                      ---------            ---------           ----------
     Total current liabilities                                          157,699              234,392              169,140

Gas inventory financing                                                  48,059               55,594               49,159

Long-term debt                                                          343,469              347,313              350,118

Reserves and other liabilities:
  Deferred income taxes                                                  94,863               93,198               90,752
  Post-retirement health care                                            95,747               96,980               97,401
  Coal miners retiree health care                                        57,919               61,008               62,169
  Preferred stock of subsidiary                                          29,318               29,292               29,284
  Other reserves                                                         71,536               75,848               71,489
                                                                      ---------            ---------           ----------
      Total reserves and other
         liabilities                                                    349,383              356,326              351,095

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized  shares -- 50,000,000
   Issued shares -- 20,442,907 at
   September 30, 1997; 20,441,907 at
   December 31, 1996 and
   September 30, 1996                                                    20,443               20,442               20,442
  Capital in excess of par value                                         32,606               33,389               33,043
  Retained earnings                                                     387,674              377,714              369,368
  Treasury stock at cost - 64,380
    shares at September 30, 1997;
    138,110  shares at December 31,
    1996 and 137,866 shares at
    September 30, 1996                                                   (1,852)              (3,555)              (3,549)
                                                                      ---------            ---------           ----------
      Total shareholders' equity                                        438,871              427,990              419,304
                                                                      ---------            ---------           ----------

     Total liabilities and
       shareholders' equity                                          $1,337,481           $1,421,615           $1,338,816
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

                                                                Form 10-Q
                                                                Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash flows
------------------------------------

                                                                                         Nine months ended September 30,
(In thousands)                                                                                  1997                1996
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                             $  33,189            $ 43,505

Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                                               51,432              48,688
  Income taxes and tax credits                                                                10,521              (1,087)
  Equity in loss of AllEnergy                                                                  5,258               1,821
  Other changes in assets and liabilities:
    Receivables                                                                               47,068              48,846
    Inventories                                                                                 (352)            (13,545)
    Deferred gas costs                                                                        25,587              27,167
    Accounts payable                                                                         (28,226)            (12,719)
    Other                                                                                      2,610              (9,746)
                                                                                           ---------            --------
      Net cash provided by operating activities                                              147,087             132,930

Cash flows from investing activities:
    Capital expenditures                                                                     (47,355)            (76,492)
    Investment in AllEnergy                                                                   (9,000)             (1,887)
    Investments                                                                                3,161             (19,259)
    Proceeds on sale of investments                                                            1,024               3,090
    Other                                                                                     (2,257)             (1,695)
                                                                                           ---------            --------
      Net cash (used) by investing activities                                                (54,427)            (96,243)

Cash flows from financing activities:
    Dividends paid                                                                           (24,398)            (22,462)
    Changes in notes payable                                                                 (51,400)            (38,300)
    Repayment of long-term debt                                                               (3,568)             (6,445)
    Changes in gas inventory financing                                                        (7,535)              3,559
    Other                                                                                      1,217               2,805
                                                                                           ---------            --------
      Net cash (used) by financing activities                                                (85,684)            (60,843)

Net increase (decrease) in cash and cash equivalents                                           6,976             (24,156)
Cash and cash equivalents at beginning of year                                               159,804             185,137
                                                                                           ---------            --------

Cash and cash equivalents at end of period                                                   166,780             160,981
Short-term investments                                                                        14,336              10,054
                                                                                           ---------            --------

Cash and short-term investments                                                            $ 181,116           $ 171,035
                                                                                           =========           =========


The accompanying notes are an integral part of these financial statements.

Form 10-Q
Page 6.









                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1997


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


    Earnings per share

Per share amounts are based on the weighted average number of common and common equivalent shares outstanding. Quarter and year-to-date shares are 20,545,000 and 20,504,000 respectively, in 1997 and 20,457,000 and 20,428,000, respectively, in 1996.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," effective for periods ending after December 15, 1997. Restating Eastern's reported earnings per share for the three months and nine months ended September 30, would result in basic earnings per share of $(.20) and $1.63 in 1997 and $.03 and $2.15 in 1996, respectively. The SFAS No. 128 calculation of diluted earnings per share is equivalent to the fully diluted earnings per share calculation, which is not materially different from the primary and basic earnings per share calculations.

                                                                Form 10-Q
                                                                Page 7.

2.  Inventories

The components of inventories were as follows:
                                                           Sept. 30,            Dec. 31,            Sept. 30,
(In thousands)                                                 1997                 1996                1996
------------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                $ 49,458             $ 49,287            $ 48,728
Other materials, supplies and marine
     fuels                                                 12,165               11,984              12,699
                                                         --------             --------            --------
                                                         $ 61,623             $ 61,271            $ 61,427
                                                         ========             ========            ========

3.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                                  Nine months ended September 30,
(In thousands)                                                                              1997             1996
-----------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                                   $17,821          $17,645
  Income taxes                                                                           $ 6,191          $28,023


                                                                Form 10-Q
                                                                Page 8.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS
 Revenues:

                                                      Three months ended September 30,
(In thousands)                                                  1997              1996            Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                  $ 57,874          $ 59,453          (3)%
Midland                                                       67,650            74,497          (9)%
                                                            --------          --------
  Total                                                     $125,524          $133,950          (6)%
                                                            ========          ========

                                                       Nine months ended September 30,
                                                                1997              1996            Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                  $510,155          $539,314           (5)%
Midland                                                      200,145           227,376          (12)%
                                                            --------          --------
  Total                                                     $710,300          $766,690           (7)%
                                                            ========          ========


Boston Gas

Lower non-firm gas sales decreased revenues for the third quarter of 1997 by $8.1 million, as compared to 1996. Higher gas costs, higher rates and growth in throughput were partially offsetting.

Warmer weather and lower average customer usage for the first nine months of 1997 decreased revenues by about $35 million versus the same period in 1996. Lower non-firm gas sales, partially offset by growth in throughput, also contributed to the decrease in revenues. Year-to-date weather was near normal for 1997, and 3% warmer than 1996.


Midland Enterprises

Continued weak demand for transportation services resulted in revenue decreases of 9% and 12% for the third quarter and first nine months of 1997, respectively, as compared to 1996. A moderately cool summer tempered domestic electric utility demand. Moreover, a weak export coal market and reduced shipments of grain to the Gulf combined to depress rates as well as disrupt traffic patterns. Rates per ton mile declined 3% and 5% for the third quarter and first nine months of 1997, respectively, as compared to 1996.

As a result of the market issues discussed above, tonnage decreased 11% for the quarter and 15% year-to-date. Coal ton miles decreased 11% and 15% for the quarter and the first nine months of 1997, respectively, due to reduced requirements for utility and industrial accounts, as well as reduced export demand.

                                                                Form 10-Q
                                                                Page 9.

Operating Earnings:
                                                      Three months ended September 30,
(In thousands)                                                  1997              1996             Change
---------------------------------------------------------------------------------------------------------
Boston Gas                                                  $ (7,541)        $ (8,749)           14 %
Midland                                                       10,061           14,663           (31)%
Headquarters                                                  (1,902)            (988)          (93)%
                                                            --------         --------
  Total                                                     $    618         $  4,926           (87)%
                                                            ========         ========

                                                      Nine months ended September 30,
                                                                1997             1996             Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                   $52,618          $45,856             15 %
Midland                                                       24,592           44,286            (44)%
Headquarters                                                  (4,986)          (3,447)           (45)%
                                                             -------          -------
  Total                                                      $72,224          $86,695            (17)%
                                                             =======          =======

Boston Gas

Third quarter operating earnings increased $1.2 million from 1996, primarily reflecting higher rates, lower operating expenses and growth in throughput, partially offset by a change in the inter-period allocation of depreciation and property taxes, as discussed below.

Operating earnings for the first nine months of 1997 increased $6.8 million from 1996. The increase reflected growth in throughput, lower operating expenses, higher rates and a $2.0 million gain on the settlement of pension obligations, partially offset by the margin impact of decreased revenues and higher depreciation, reflecting continued investment in system expansion and replacement.

To better match expenses against gross margin, on January 1, 1997 Boston Gas changed the inter-period allocation of depreciation and property taxes to be based on firm throughput volumes, as opposed to firm sales volumes, reflecting the increasing importance of unbundled transportation service. This change increased third quarter 1997 expenses, as compared to 1996, by $3.1 million, making up for expenses which were decreased by a similar amount for the first six months of 1997.


Midland Enterprises

Operating earnings for the third quarter and year-to-date decreased by $4.6 million and $19.7 million, respectively. These decreases primarily reflected weaker market conditions, as described above. The impact of adverse operating conditions, primarily in the first half of 1997, was partially offset by the benefit of cost containment and productivity programs.


Other:

In 1997, other income (expense) for the third quarter and year-to-date includes losses of $2.2 million and $5.3 million, respectively, representing Eastern's 50% share of AllEnergy's operating results. In 1996, other income (expense) for the third quarter and year-to-date includes losses of $0.8 million and $1.8 million, respectively, for AllEnergy.

                                                                Form 10-Q
                                                                Page 10.


For the third quarter of 1997, other, net includes gains of $0.8 million realized on the sale of investments. Other, net in the third quarter of 1996 included $2.0 million from the sale of investments.

An adjustment related to the examination of the 1994 tax return reduced the 1997 annualized income tax provision rate to 33%.

On October 20, 1997, the United States Supreme Court granted Eastern's petition for a writ of certiorari and will hear Eastern's challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). In April 1997, the First Circuit Court of Appeals upheld the constitutionality of the Coal Act as applied to Eastern, and it is that decision that will now be reviewed by the Supreme Court. The Supreme Court's ruling is not expected before mid-1998. (See Part II, Item 1. Legal Proceedings).

On May 16, 1997 Boston Gas received a decision from the Massachusetts Department of Public Utilities ("Department") concerning its request for reconsideration, clarification and recalculation of the Department's November 1996 rate order. The Department granted Boston Gas an additional $1.9 million rate increase (a $6.3 million increase was granted in the November 1996 Order) and reduced the productivity factor portion of the Performance-Based Rate ("PBR") formula established in its November 1996 Order by 50 basis points, from 2.00% to 1.50%. Compared to the Department's original decision, these changes add approximately $3.5 million to projected revenue in 1998, increasing to about $8.0 million by 2002, the last year of the plan. On June 5, 1997, Boston Gas filed a notice of appeal of the Department's orders to the Massachusetts Supreme Judicial Court. Boston Gas expects the appeal to take approximately one year. The first annual PBR rate adjustment is expected to be effective November 1, 1997.

FORWARD-LOOKING INFORMATION:

This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance or concerning expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, temperatures above or below normal in Boston Gas Company's service area, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the start-up of AllEnergy, including expense levels and customer acceptance, changes in interest rates, regulatory and court decisions, and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities. All of these factors are difficult to predict and are generally beyond the control of the Company.

                                                                Form 10-Q
                                                                Page 11.

LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1997 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividend payments to shareholders.

Consolidated capital expenditures are budgeted at $73 million, about 75% of which are for Boston Gas and the balance for Midland.

                                                                Form 10-Q
                                                                Page 12.


                           PART II. OTHER INFORMATION




    Item 1.  Legal Proceedings

         On October 20, 1997, the United States Supreme Court granted Eastern's petition for a writ of certiorari and will review Eastern's challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). Eastern was assigned responsibility under the Coal Act to fund health care benefits for retired miners and their dependents. This liability may exceed $100 million, depending on factors such as the administrative review of assigned individuals, medical inflation rates, and other factors as described in Note 12 of Eastern's 1996 Annual Report filed on Form 10-K with the Securities and Exchange Commission. The case, Eastern Enterprises
v. Chater, was originally filed in the United States District Court in Massachusetts in November 1993 against the Commissioner of the Social Security Administration and the Trustees of the UMWA Combined Benefit Fund. Eastern challenges the Coal Act on the grounds that it violates its due process rights and amounts to an unconstitutional taking of its property without compensation. The District Court ruled against Eastern on July 8, 1996, and the First Circuit Court of Appeals affirmed this decision on April 7, 1997. The United States Supreme Court will now review the decision of the First Circuit Court of Appeals; a ruling is not expected before mid-1998.



  Item 6.  Exhibits and Reports on Form 8-K

                  (a)  List of Exhibits

                           None.


                  (b)  Reports on Form 8-K

                           There were no reports on Form 8-K filed in the third quarter of 1997.

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







                                          EASTERN ENTERPRISES



Date:    October 24, 1997                   By       James J. Harper
     --------------------                     ----------------------
                                                     James J. Harper
                                             Vice President and Controller
                                               (Chief Accounting Officer)


Date:    October 24, 1997                   By     Walter J. Flaherty
     --------------------                     -----------------------
                                                   Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer