Form 10-K
period 1997-12-31
EASTERN ENTERPRISES
filed 1998-02-27
CIK 311259

================================================================================
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997
                               ----------------
                         Commission File Number 1-2297



                              EASTERN ENTERPRISES
                 9 Riverside Road, Weston, Massachusetts 02193
                                (781) 647-2300

                    Massachusetts              04-1270730
              (State of organization)       (I.R.S. Employer
                                           Identification No.)

                               ----------------

          Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
             Title of Each Class                  on Which Registered
             -------------------                  -------------------
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


      The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $928 million as of February 12, 1998.



      There were 20,416,027 shares of Common Stock, par value $1.00 per share, outstanding as of February 12, 1998.

                               ----------------
                      Documents Incorporated by Reference


      Portions of the annual report to shareholders for the year ended December 31, 1997 are incorporated by reference into Part II of this Report.


      Portions of the Registrant's 1998 definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 are incorporated by reference into Part III of this Report.
                               ----------------
      Exhibits to Form 10-K and Financial Statement Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.

================================================================================

                              EASTERN ENTERPRISES
                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                               TABLE OF CONTENTS


                                                                   Page No.
                                                                  -------------
PART I

   Item 1.  Business                                              Form 10-K/1

              Boston Gas Company                                  Form 10-K/1

              Midland Enterprises Inc.                            Form 10-K/5

              General                                             Form 10-K/7

   Item 2.  Properties                                            Form 10-K/8

   Item 3.  Legal Proceedings                                     Form 10-K/8

   Item 4.  Submission of Matters to a Vote of Security Holders   Form 10-K/8


PART II

   Item 5.  Market For Registrant's Common Equity and Related
              Stockholder Matters                                 Form 10-K/8

   Item 6.  Selected Financial Data                               Form 10-K/8

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

      Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas") and Midland Enterprises Inc. ("Midland"). Boston Gas is a regulated utility that distributes natural gas in and around Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. In December 1997, Eastern sold its 50% interest in AllEnergy Marketing Company, L.L.C., ("AllEnergy"), an unregulated energy marketing company, as described in Note 9 of Notes to Financial Statements. Such information is incorporated herein by reference.

      In December 1997, Eastern announced the signing of a definitive agreement to acquire Essex County Gas Company ("Essex County Gas"), a gas distribution utility serving about 42,000 customers in northeastern Massachusetts, as described in Note 5 of Notes to Financial Statements. The merger is expected to close in mid-1998 and is subject to a number of conditions, including receipt of regulatory and Essex County Gas shareholders' approval.

      Late in 1997, Eastern formed a new subsidiary, ServicEdge Partners, Inc., a fuel neutral HVAC (heating, ventilation and air conditioning) service and installation business to serve customers in eastern Massachusetts.

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

      The information in this Form 10-K should be read in conjunction with the "Forward-Looking Information" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.



1(b) Financial Information About Industry Segments
      Information with respect to this item may be found in Note 2 of Notes to Financial Statements.


1(c) Description of Business


                              Boston Gas Company


      Boston Gas is engaged in the transportation and sale of natural gas to approximately 530,000 residential, commercial, and industrial customers in Boston, Massachusetts, and 73 other communities in eastern and central Massachusetts. Boston Gas also sells natural gas for resale. Boston Gas, the largest natural gas distribution company in New England, has been in business for 175 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of Boston Gas has been owned by Eastern.
      Boston Gas provides local transportation services and gas supply for all customer classes. Boston Gas' services are available on a firm and non-firm basis. Firm transportation services and sales are provided under rate tariffs filed with the Massachusetts Department of Telecommunications and Energy (the "Department"), formerly the Department of Public Utilities, that typically obligate Boston Gas to provide service without interruption throughout the year. Non-firm transportation services and sales are generally provided to large commercial/industrial customers who can use gas and oil interchangeably. Non-firm services, including sales to other gas companies for resale, are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

      In 1993, the Department approved Boston Gas' proposal to unbundle local transportation service and gas sales for its largest commercial/industrial customers, and in 1996, to all commercial/industrial customers. Unbundling allows customers to purchase local transportation from Boston Gas separately from the purchase


                                  Form 10-K/1
of gas supply, which the customer may buy from other suppliers. Boston Gas views these third party suppliers as trade allies in marketing gas and increasing its throughput and expects to work closely with these trade allies to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. While the migration of customers from firm sales to transportation-only service will lower Boston Gas' revenues, it has no impact on Boston Gas' operating earnings. Boston Gas earns all of its margins on the local distribution of gas and none on the resale of the commodity itself. Boston Gas has also implemented a program to educate commercial/industrial customers about the opportunity to purchase gas from third-party suppliers, while still relying on Boston Gas for delivery.
      In the fourth quarter of 1997, Boston Gas recorded a charge of $8.7 million in connection with its decision to exit the gas appliance repair and service business.


Markets and Competition

      The majority of Boston Gas' sales are for space heating and in this market it competes with other fuel distributors, primarily oil dealers, throughout its service territory. Over the last six years, Boston Gas has increased its share in the total stationary energy market from 31% to 37%. This market share compares to the national average of approximately 44% and may represent a growth opportunity for Boston Gas. However, actual experience cannot be predicted with certainty, and will depend on such factors as the price of competitive energy sources, the level of investment by Boston Gas and customer perceptions of relative value.


Gas Throughput
      The following table, in billions of cubic feet of natural gas at 1,000 Btu per cubic foot ("BCF"), provides information about Boston Gas' throughput during the three years 1995-1997:

                                                 Years Ended December 31,
                                             ---------------------------------
                                                1997        1996        1995
                                             ---------   ---------   ---------
   Residential ............................      41.7        42.8        39.7
   Commercial/industrial ..................      35.7        39.4        48.1
   Off-system sales .......................       7.4        12.2         6.6
                                                -----       -----       -----
   Total sales ............................      84.8        94.4        94.4
   Transportation of customer-owned gas ...      80.9        61.6        47.5
   Less: Off-system sales .................      (7.4)      (12.2)       (6.6)
                                               ------      ------      ------
    Total throughput ......................     158.3       143.8       135.3
                                               ======      ======      ======
    Firm throughput .......................     120.0       118.7        94.9
                                               ======      ======      ======


      Residential customers comprise 92% of its customer base, while commercial/industrial establishments account for the remaining 8%. Volumetrically, residential customers account for 26% of total throughput and 35% of firm throughput, while commercial/industrial customers account for 74% of total throughput and 65% of firm throughput, as depicted in the chart below. In 1997, approximately 70% of the commercial/industrial customers' total throughput was local transportation-only services. No customer, or group of customers under common control, accounted for more than 2% of total firm revenues in 1997. Boston Edison Company was responsible for 44% of the transportation of customer-owned gas.


[PIE CHART]

1997 Firm Throughput     Residential Sales   35%
                         C&I Transportation  39%
                         C&I Sales           26%

[GRAPH]
Boston Area Weather                                          colder
(% of normal)                     101   101  105  103        ------
                         ----------------------------------  normal
                              99                             ------
                               |    |    |    |    |         warmer
                              93   94   95   96   97


                                  Form 10-K/2

Gas Supply
      The following table in BCF provides information about Boston Gas' sources of supply during 1995-1997:

                                                     Years Ended December 31,
                                                   ---------------------------
                                                    1997      1996      1995
                                                   -------   -------   -------
     Natural gas pipeline purchases .............    80.6      91.7      93.4
     Liquefied natural gas ("LNG") purchases ....     8.3       5.2       3.1
                                                     ----      ----      ----
      Total purchases ...........................    88.9      96.9      96.5
     Change in storage gas ......................     2.2      (3.4)      3.5
     Company use, unbilled and other ............    (6.3)       .9      (5.6)
                                                    -----     -----     -----
      Total sales ...............................    84.8      94.4      94.4
                                                    =====     =====     =====

      Year to year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather.

      Given the ready availability of supply, Boston Gas purchased approximately two-thirds of its peak 1997 pipeline supplies under short-term and spot contracts. The balance of peak day pipeline requirements is purchased directly from domestic and Canadian producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department or by the Federal Energy Regulatory Commission ("FERC").

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


                                            Capacity in BCF
                                          --------------------    Expiration
Pipeline                                    Daily      Annual       Dates
--------------------------------------    ---------   --------   -----------
    Algonquin Gas Transmission Company
      ("Algonquin") ..................       0.28       87.4      1998-2012
    Tennessee Gas Pipeline Company
      ("Tennessee") ..................       0.18       66.9      2000-2012
                                             ----      -----
                                             0.46      154.3
                                             ====      =====


      In addition, Boston Gas has firm capacity contracts on interstate pipelines upstream of the Algonquin and Tennessee pipelines to transport natural gas purchased by Boston Gas from producing regions to the Algonquin and Tennessee pipelines. The expiration dates for these contracts are similar to those included in the above table.
      Boston Gas has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide for storage capacity of 17.3 BCF and peak day capacity of 0.16 BCF. Boston Gas utilizes its existing capacity contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are purchased and produced from foreign and domestic sources.
      Peak day throughput was 0.66 BCF in 1997 and 0.69 BCF in 1996 and 1995. Boston Gas provides for peak period demand through a least-cost portfolio of pipeline, storage and supplemental supplies. Boston Gas considers its peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.


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


                                  Form 10-K/3

      On May 16, 1997, the Department responded to Boston Gas' request for reconsideration, clarification and recalculation of certain sections of the Department's November 1996 rate order, which had granted a $6.3 million increase. In its May 1997 order, the Department granted an additional $1.9 million in revenues and reduced the productivity offset in the Performance-Based Rate ("PBR") formula established in its November 1996 order by 50 basis points, from 2.00% to 1.50%. Compared to the Department's original decision, these changes will add approximately $3.5 million to revenues in 1998, increasing to about $8.0 million by 2002, the last year of the plan. On June 5, 1997, Boston Gas filed a notice of appeal of the Department's orders to the Massachusetts Supreme Judicial Court. Boston Gas expects that the appeal will be heard sometime in 1998 and that any relief granted by the court will be prospective.
      On July 18, 1997, the Department directed all ten investor-owned gas distribution companies in Massachusetts to undertake a collaborative process with other stakeholders to develop common principles under which comprehensive gas service unbundling might proceed. The Department deferred the second phase of Boston Gas' unbundling proceeding, which is to address residential unbundling and a permanent capacity assignment method, subject to its assessment of the progress of the collaborative discussions.
      On November 7, 1997, the Department approved rate schedules designed to implement the $1.8 million rate increase approved by the Department in Boston Gas' first PBR compliance proceeding.
      In its November 1996 order, the Department also approved Boston Gas' proposal to facilitate competition in the natural gas marketplace. Under the approved service unbundling program, on an interim basis, eligible commercial and industrial customers migrating from firm sales to firm transportation will be assigned, at cost, a pro-rata share of the upstream pipeline capacity purchased by Boston Gas to serve them.

      At the Department's direction, permanent assignment of upstream pipeline capacity is currently being addressed as part of the collaborative process discussed above. The capacity assignment method ultimately approved by the Department could permit capacity to be acquired by marketers at less than cost. If that is the case, there can be no assurance that Boston Gas will be permitted to recover such costs until the Department has addressed their recoverability. The collaborative is also examining how to extend unbundled transportation service to residential customers.

      Boston Gas and Eastern were granted an intrastate exemption from the provisions of the Public Utility Holding Company Act of 1935 under Section 3(a)(1) thereof, pursuant to an order of the Securities and Exchange Commission dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975.


Seasonality and Working Capital
      Boston Gas' revenues, earnings and cash flows are highly seasonal as the demand for most of its transportation services and sales is directly related to temperature conditions. The majority of Boston Gas' earnings is generated in the first quarter, with a seasonal loss occurring in the third quarter. Since the bulk of its revenues is billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, through the cost of gas adjustment clause, Boston Gas bills its customers over the heating season for pipeline demand charges paid by Boston Gas over the entire year. The lag between payment and billing of demand charges, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.


Environmental Matters

      Boston Gas may have or share responsibility under applicable environmental law for the remediation of certain former manufactured gas plant ("MGP") sites. Information with respect to environmental matters may be found in Note 11 of Notes to Financial Statements. Such information is incorporated herein by reference.



Employees
      As of December 31, 1997, Boston Gas had approximately 1,440 employees, 74% of whom were organized in local unions with which Boston Gas has collective bargaining agreements that expire in 1999.


                                  Form 10-K/4

Properties
      Boston Gas owns or leases facilities which enable it to liquefy natural gas in periods of low demand, store the resulting LNG and vaporize it for use in periods of high demand. Boston Gas owns and operates such a facility in Dorchester, Massachusetts, and leased one such facility in Lynn, Massachusetts. In addition, Boston Gas leased an LNG storage facility in Salem, Massachusetts. Both leases expired on June 30, 1997. Negotiations for purchase of the leased facilities were unsuccessful and the matter is now in litigation. Boston Gas continues to use the facilities pursuant to a stipulation and agreement between the parties that provides for $2.3 million to be held in escrow and suspends Boston Gas' rent payment obligation while the stipulation and agreement is in effect. The stipulation and agreement terminates on the earlier of the resolution by judgment or settlement of the litigation or October 1, 1998. Boston Gas also owns propane-air facilities at several locations throughout its service territory.
      On December 31, 1997, Boston Gas' distribution system included approximately 5,800 miles of gas mains, 401,000 services and 534,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel, which requires ongoing maintenance and replacement.
      Boston Gas' mains and services are generally located on public ways or private property not owned by it. Boston Gas' occupation of such property is generally pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of Boston Gas are owned in fee.

      In 1997, Boston Gas' capital expenditures were $55.4 million. Capital expenditures were principally made for system replacement, for system expansion to meet customer demand and for productivity enhancement initiatives. Boston Gas plans to spend approximately $60 million for similar purposes in 1998, with a slightly higher proportion for system expansion.




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


Sales

      Midland transported 57.0 million, 65.5 million, and 66.2 million tons in 1997, 1996 and 1995, respectively. Tonnage in 1997 declined 13% from 1996, primarily as a result of the non-renewal of several multi-year contracts, unplanned plant outages for several major customer accounts and lower demand from export coal and grain markets. Tonnage in 1996 declined 1% from 1995 as a result of reduced grain tonnage due in part to a shortage of grain supplies and the resulting weak demand for barge towing on the lower Mississippi River.

      Ton miles are the product of tons and distance transported. The following charts depict 1997 tonnage by commodity and ton miles of cargo transported for the period 1993-1997:


[PIE CHART]

1997 Tonnage by Commodity

Coal      62%
Other     31%
Grain      7%

[BAR GRAPH]

                     Ton Miles by Commodity


               Coal      Grain     Other     Liquid    Total

1993           14.0       4.8      11.8        1.6     32.2
1994           15.2       4.4      15.7        0.0     35.3
1995           15.2       5.2      16.4        0.0     36.8
1996           15.7       4.8      15.6        0.0     36.1
1997           13.6       4.5      15.0        0.0     33.1


"Other" includes sand, stone, gravel, iron, scrap, steel, alumina, coke, phosphate, towing for others, and other commodities.


                                  Form 10-K/5

      In 1997, ton miles declined 8% due to the lower tonnage, as discussed above, partially offset by longer average hauls, particularly for coal. In 1996, ton miles declined 2.0% from the record level set in 1995 due to a 1% decline in tonnage and slightly shorter average trip lengths. In addition to changes in ton miles transported, Midland's revenues and net earnings are affected by other factors such as competitive conditions, weather and the segment of the river system traveled, as described further in the "Seasonality" and "Competition" sections.
      The following table summarizes Midland's backlog of transportation and terminalling business under multi-year contracts:

                                                                December 31,
                                                            ------------------
                                                              1997       1996
                                                            --------   -------
    Tons (in millions) ..................................    123.2      140.0
    Revenues (in millions) ..............................   $412.1     $465.1
    Portions of revenue backlog not expected to be filled
      within the current year ...........................       66%        73%

      The 1997 revenue backlog (which is based on contracts that extend beyond December 31, 1998) is shown at prices in effect on December 31, 1997, which are subject to cost escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the anticipated requirements of these contract customers. The 12% decline in tonnage backlog from 1996 mainly reflects the elapsing terms of current multi-year contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. The decrease in the revenue backlog is consistent with the reduction in backlog tonnage. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have begun to shorten the term of some agreements for a variety of reasons such as Clean Air Act requirements and increasing competitive pressures resulting from the ongoing deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.
      The only significant raw material required by Midland is the diesel fuel to operate its towboats. Diesel fuel is purchased from a variety of sources and Midland regards the availability of diesel fuel as adequate for its operations.



Seasonality
      Revenues during winter months tend to be lower than revenues for the remainder of the year due to the freezing of some northern waterways, increased coal consumption by electric utilities during the summer months and the fall harvest of grain.


Competition

      Midland's inland marine transportation business competes on the basis of price, service and equipment availability. Midland's primary competitors include other barge lines and railroads, including one integrated rail-barge carrier. There are a number of companies offering transportation services on the waterways served by Midland. A shortage of grain supplies and sharply higher grain prices slowed demand in late 1996 and market rates softened. In 1997, a stronger U.S. dollar and increased competition from foreign suppliers to the world markets slowed U.S. exports of grain and coal, which weakened demand for barges. Coupled with an increased availability of new equipment, a temporary imbalance of supply and demand has been created, which has led to more intense competition and decreased spot rates.

      In 1997 approximately 10% of total revenues were accounted for by one customer, The Cincinnati Gas and Electric Co., a subsidiary of Cinergy Corp., under a multi-year coal transportation agreement. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1997, 1996 or 1995. On the basis of past experience and its competitive position, Midland considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen. Midland's multi-year transportation and terminalling contracts expire at various dates from February 1999 through December 2007. During 1997, approximately 44% of Midland's revenues resulted from these contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs,


                                  Form 10-K/6
including diesel fuel costs, and, additionally, contain "force majeure" clauses that excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts have provisions for termination for specified causes, such as material breach of contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Midland that results in termination of the contract, Midland would be responsible for reimbursing the customer for the differential between the contract price and the cost of substituted performance.

      Improvements in operating efficiencies have permitted barge operators to maintain comparatively low rate structures. Consequently, the barge industry generally has been able to retain its competitive position with alternate methods of transportation for bulk commodities, particularly when the origin and destination of such movements are near or contiguous to navigable waterways.

      Towboats, such as those operated by Midland, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and upper Mississippi River and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the lower Mississippi River, where there are no locks to transit. Barge transportation costs per ton mile are generally below those of railroads.


Environmental Matters
      Midland is subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976, and the Oil Pollution Act of 1990 which permit the Coast Guard and the Environmental Protection Agency to assess penalties and clean-up costs for oil, hazardous substance, and hazardous waste discharges and is further subject to comparable state environmental statutes in the states where it operates. Some of these acts also allow third parties to seek damages for losses caused by such discharges. Compliance with these acts has had no material effect on Midland's capital expenditures, earnings, or competitive position, and no such effect is currently anticipated.



Properties

      As of December 31, 1997, Midland's marine equipment consisted of 2,302 dry cargo barges and 87 towboats. Approximately half of this equipment is owned outright and unencumbered and the remaining half is either mortgaged to secure Midland's equipment financing obligations or chartered under long-term leases from third parties.
      In 1997, Midland's capital expenditures were $25.7 million. These expenditures were made principally for the purchase of new barges and for refurbishment of equipment. In 1998 Midland expects to spend approximately $50 million for capital equipment, primarily for the purchase of new barges.



Employees
      As of December 31, 1997, Midland employed approximately 1,400 persons, of whom approximately 32% are represented by labor unions.



                                    General

Environmental Matters
      Certain information with respect to Eastern's compliance with federal and state environmental statutes may be found in Item 1(c) under "Boston Gas Company" and "Midland Enterprises Inc." and Note 11 of Notes to Financial Statements.


Employees
      Eastern and its wholly-owned subsidiaries employed approximately 2,900 employees at December 31, 1997.


                                  Form 10-K/7

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



Item 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of security holders in the fourth quarter of 1997.


Executive Officers of the Registrant


General
      The table below identifies the executive officers of Eastern, who are appointed annually and serve at the pleasure of Eastern's Trustees.

                                                                                             Office Held
             Name                                   Title                            Age        Since
------------------------   ------------------------------------------------------   -----   ------------
J. Atwood Ives .........   Chairman and Chief Executive Officer                      61         1991
Richard R. Clayton .....   President and Chief Operating Officer                     59         1991
Walter J. Flaherty .....   Senior Vice President and Chief Financial Officer         49         1992
L. William Law, Jr. ....   Senior Vice President, General Counsel and Secretary      53         1995
Chester R. Messer ......   Senior Vice President--President of Boston                56         1988
                            Gas Company
Fred C. Raskin .........   Senior Vice President--President of Midland               49         1991
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

      Chester R. Messer was Executive Vice President of Boston Gas prior to 1988. He has been an employee of Boston Gas since 1963.

      Fred C. Raskin was Executive Vice President of Midland from 1988 to 1991. He has been an employee of Eastern or its subsidiaries since 1978.

                                    PART II


Item 5. Market For Registrant's Common Equity and Related Stockholder Matters Eastern's common stock is traded on the New York, Boston and Pacific
Stock Exchanges (ticker symbol EFU). The approximate number of shareholders at December 31, 1997 was 5,200.

      Information with respect to this item may be found in the sections captioned "Dividends Declared Per Share" and "Stock Price Range" appearing on page 29 of the annual report to shareholders for the year ended December 31, 1997. Such information is incorporated herein by reference.



Item 6. Selected Financial Data
      Information with respect to this item may be found in the section captioned "Six-Year Financial Summary" appearing on page 26 of the annual report to shareholders for the year ended December 31, 1997. Such information is incorporated herein by reference.


                                  Form 10-K/8

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
      The following commentary should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Financial Statements.


1997 COMPARED TO 1996


Overview

      The Company reported net earnings of $52.0 million, or $2.54 per share, in 1997, compared to net earnings of $60.7 million, or $2.98 per share, in 1996. (Per share figures are presented on a diluted basis, as described in Note 1 of Notes to Financial Statements.) Excluding non-recurring items and Eastern's share of AllEnergy's losses, earnings and earnings per share declined approximately 15% to $51.2 million, or $2.50 per share, in 1997 versus $60.3 million, or $2.96 per share, in 1996.





                             1997          1996         Change
(In millions)            -----------   -----------   ------------
  Revenues:
   Boston Gas             $  700.9     $   705.4         ( 0.6)%
   Midland                   269.3         301.9         (10.8)%
                          --------     ---------
    Total                 $  970.2     $ 1,007.3         ( 3.7)%
                          ========     =========



      The decrease in consolidated revenues from 1996 to 1997 primarily reflects decreased demand for barge transportation and lower rates at Midland and lower average usage and the migration of customers from firm gas sales to transportation-only service, partially offset by sales to new customers, at Boston Gas.





                                   1997         1996         Change
(In millions)                   ----------   ----------   ------------
  Operating earnings:
   Boston Gas                    $  78.8      $  68.5          15.1%
   Midland                          34.6         58.4         (40.7)%
   Headquarters                   (  7.1)      (  5.5)        (29.2)%
                                 -------      -------
    Total                        $ 106.3      $ 121.4         (12.4)%
                                 =======      =======


      The decrease in operating earnings from 1996 to 1997 primarily reflects the impact of decreased revenues and poor operating conditions at Midland, partially offset by higher rates and lower operating expenses at Boston Gas.

      Other income primarily reflects losses of $5.5 million and $3.1 million in 1997 and 1996, respectively, representing Eastern's share of AllEnergy's operating losses. Eastern sold its investment in AllEnergy in December 1997.
      The effective tax rate in 1997 was 32%, which was 5% lower than in 1996, primarily because of prior year adjustments.



Boston Gas

      Revenues in 1997 decreased by 0.6% primarily because of lower average customer usage, the migration of customers from firm sales to transportation-only service and the impact of comparatively warmer weather, partially offset by sales to new customers and the full year impact of the 1996 rate increase. Weather for 1997 was 3% colder than normal, but 2% warmer than 1996.
      Operating earnings increased 15.1% from 1996, primarily reflecting growth in throughput, lower operating expenses, higher rates and a $2.0 million gain on the settlement of pension obligations, partially offset by the margin impact of lower average usage and warmer weather and a higher charge for depreciation, reflecting continued investment in system replacement and expansion. While 1997 weather was only 2% warmer than 1996, weather for the first quarter of 1997, when Boston Gas generates most of its revenues and earnings, was 9% warmer than the prior year. The migration of customers from firm sales to transportation-only service has no impact on Boston Gas' operating earnings. Boston Gas earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.
      During the fourth quarter of 1997 Boston Gas recorded non-recurring revenues of approximately $8.9 million related to a change ordered by the 1996 rate ruling regarding the recovery mechanism for the portion of bad debt expense associated with gas costs. This income was largely offset by a charge of



                                  Form 10-K/9
approximately $8.7 million related to Boston Gas' decision to exit the gas appliance repair and service business.



Midland Enterprises

      Revenues in 1997 decreased 10.8% primarily because of weak export demand for coal and grain, lower contractual requirements for utility and industrial coal customers and fewer barges. Weak demand depressed spot rates for nearly all commodities, and traffic patterns were disrupted, reducing operational efficiency. Operating conditions in 1997 were worse than those experienced in 1996, as navigation was negatively impacted by record flooding on the Ohio River early in the year, and later by long traffic delays related to low water and repairs to various key locks throughout the river system. These uncontrollable events resulted in higher operating costs and lower fleet productivity than in 1996. As a result of the weaker markets, Midland slowed its fleet replacement program and did not renew expiring charters of outside barges. These decisions, in addition to production delays which postponed the delivery of new barges expected in the latter part of 1997, reduced the size of Midland's barge fleet.
      Tonnage and ton miles decreased 13% and 8%, respectively, reflecting the weak market and operational issues discussed previously, although a change in business mix and customer sourcing resulted in 5% longer average hauls. Coal tonnage and ton miles decreased 17% and 14%, respectively, from the record levels of 1996. Domestic coal volume, primarily for electric utilities, declined due to the non-renewal of several multi-year contracts, unplanned plant outages and milder temperatures. Export coal demand weakened as the strong U.S. dollar effectively raised the prices of domestic supplies higher than foreign competitors. Despite an ample grain harvest, the anticipated surge in transportation volume and pricing for grain exports was short-lived, as much of the harvest was put in storage due to reduced demand and the relative strength of the U.S. dollar.

      Ongoing improvement programs to lower vessel operating costs and administrative expenses partially offset the higher operating costs discussed above. Operating results at Midland's terminals were also lower, reflecting the reduced demand for coal transportation. As a result of the adverse market and operational issues discussed above, operating earnings decreased by 40.7% in 1997.


1996 COMPARED TO 1995

                             1996          1995        Change
(In millions)            -----------   -----------   ---------
  Revenues:
   Boston Gas            $   705.4      $  653.1         8.0%
   Midland                   301.9         296.3         1.9%
                         ---------      --------
    Total                $ 1,007.3      $  949.4         6.1%
                         =========      ========

      The increase in consolidated revenues from 1995 to 1996 primarily reflects higher customer usage, colder weather, and increased sales to new customers for Boston Gas and increased demand for coal and other commodities at Midland.

                                   1996         1995        Change
(In millions)                   ----------   ----------   ----------
  Operating earnings:
   Boston Gas                    $  68.5      $  61.7         11.0%
   Midland                          58.4         57.8          1.0%
   Headquarters                   (  5.5)      (  5.8)         5.2%
                                 -------      -------
    Total                        $ 121.4      $ 113.7          6.8%
                                 =======      =======

      The increase in operating earnings from 1995 to 1996 primarily reflects the gross margin impact of Boston Gas' increased revenues, as described above.
      Other income in 1996 includes increased interest income on higher cash balances and decreased interest expense, reflecting lower average rates principally due to the refinancing of $60.0 million of Boston Gas debentures in December 1995 and lower balances of short term obligations. Partly offsetting were the absence of a $20.6 million gain on the sale in 1995 of Eastern's U.S. Filter investment and a $15.0 million provision for environmental expenses, as described in Notes 9 and 11 of Notes to Financial Statements.


                                  Form 10-K/10

In 1996, other income includes a loss of $3.1 million, representing Eastern's share of AllEnergy's operating results.

      The effective tax rate in 1996 was 8% higher than in 1995, principally because the gain on the 1995 sale of the U.S. Filter investment was offset by a tax loss realized on the sale of WaterPro Supplies Corp., which had been written down in 1993.


Boston Gas
      Revenues in 1996 increased by 8.0% due principally to higher average customer usage, the impact of colder weather, increased sales to new customers and increased non-firm sales. The migration of firm sales to transportation service was partially offsetting. Weather for 1996 was 5% colder than normal. Weather for 1995 was near normal.
      Operating earnings increased 11.0% from 1995, primarily reflecting the margin impact of increased revenues. Benefits from ongoing reengineering programs and the absence of severance costs and lower consulting expenses also contributed to the increase in operating earnings. Wage increases and higher charges for depreciation were partially offsetting.


Midland Enterprises
      Revenues and operating earnings increased by 1.9% and 1.0%, respectively, in 1996 over 1995, primarily reflecting the continued strong demand for coal and other dry cargo commodities and favorable rates. Severe icing and flooding during the first quarter of 1996 and generally more difficult operating conditions later in the year resulted in higher operating costs and lower fleet productivity than in 1995.
      Tonnage and ton miles decreased 1% and 2%, respectively, reflecting shorter average hauls due to reduced foreign demand for coal and a shortage of grain supplies. Coal tonnage and ton miles increased 1% and 3%, respectively, reflecting significantly increased shipments of domestic spot coal, while coal shipments under multi-year contracts for utilities declined due to the non-renewal of several contracts. Non-coal tonnage and ton miles declined 6% as a result of weaker barge demand for grain exports on the lower Mississippi River.
      Ongoing programs to increase fleet productivity were offset by adverse operating conditions and traffic pattern inefficiencies caused by the reduced export tonnage. Fuel costs increased in 1996 due to rising fuel prices that averaged 20% above 1995 levels.


Forward-Looking Information
      This report and other company reports and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.
      Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, temperatures above or below normal in Boston Gas' service area, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.


LIQUIDITY AND CAPITAL RESOURCES
      Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1998 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividends to shareholders.
      In addition to cash and marketable investments of $175.3 million at December 31, 1997, Eastern maintains a $100 million long-term revolving credit agreement plus uncommitted lines, all of which are


                                  Form 10-K/11
available for general corporate purposes. At December 31, 1997, there were no borrowings outstanding under any of these facilities.
      To meet working capital requirements which reflect the seasonal nature of the local gas distribution business, Boston Gas had commercial paper outstanding of $39.7 million at December 31, 1997, a decrease of $17.3 million from the prior year, primarily reflecting lower balances for deferred gas costs. In addition, Boston Gas maintains a bank credit agreement which supports the issuance of up to $70 million of commercial paper to fund its inventory of gas supplies. At December 31, 1997, Boston Gas had outstanding $55.5 million of commercial paper for this purpose.
      Consolidated capital expenditures for 1998 are budgeted at approximately $110 million, with about 55% at Boston Gas and the balance at Midland.

      Eastern's capital structure is depicted in the chart below. Subject to the effects of strategic initiatives which Eastern might undertake, Eastern expects to continue its policy of capitalizing Boston Gas and Midland with approximately equal amounts of equity and long-term debt. Both subsidiaries currently maintain "A" ratings with the major rating agencies. The chart below shows general improvement in interest coverage at Boston Gas, but a decrease in coverage for Midland during the current year, reflecting the weakness of transportation markets and poor operating conditions in 1997.


[BAR CHART]

Capital Structure
($ in millions)


                          Debt         Equity     Total Capital
          1993            329           364            693
          1994            365           374            740
          1995            358           396            754
          1996            347           428            775
          1997            342           449            791

[BAR CHART]
Interest Coverage

               93   94   95   96   97
               ---  ---  ---  ---  ---
Boston Gas     4.3  4.8  4.8  6.2  6.8
Midland        4.2  4.0  5.7  5.8  4.5

(pre-tax earnings plus depreciation, amortization and interest expense divided by interest expense)


OTHER MATTERS

      In December 1997, Eastern signed a definitive agreement to acquire Essex County Gas Company ("Essex"), a gas distribution utility serving about 42,000 customers in northeastern Massachusetts. See Note 5 of Notes to Financial Statements. The transaction is structured as a tax-free merger and is to be accounted for as a pooling of interests. To effect the merger, Eastern will issue 1.183985 shares of its stock for each share of Essex stock. The actual number of Eastern shares to be issued will be adjusted to ensure that the value of Eastern common stock to be issued for each Essex share will not be less than $45.00 nor more than $50.00, based upon the average market price during a specified period prior to closing. Based on Essex shares outstanding and issuable at December 1, 1997 and the above exchange ratio, approximately 2.1 million shares of Eastern stock will be issued to effect the merger. The merger is subject to a number of conditions, including receipt of regulatory and Essex shareholders' approval.
      In December 1997, Eastern sold its 50% interest in AllEnergy Marketing Company, L.L.C. for $5.4 million.
      On October 20, 1997 the United States Supreme Court granted Eastern's petition for a writ of certiorari and agreed to hear Eastern's challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 (the "Coal Act"). In April 1997, the First Circuit Court of Appeals upheld the constitutionality of the Coal Act as applied to Eastern, and it is that decision that will now be reviewed by the Supreme Court. The Supreme Court's ruling is expected by June 30, 1998.

      Eastern has accrued pretax charges of $80.0 million for its estimated undiscounted liability for health care and death benefit premiums under the Coal Act. As discussed in Note 12 of Notes to Financial Statements, its obligations for these premiums could range from a nominal amount to more than $125 million.
      On May 16, 1997 Boston Gas received a decision from the Massachusetts Department of Telecommunications and Energy (the "Department"), formerly the Department of Public Utilities, concerning its request for reconsideration, clarification and recalculation of the Department's November 1996 rate


                                  Form 10-K/12
order. The Department granted Boston Gas an additional $1.9 million rate increase (a $6.3 million increase was granted in the November 1996 order) and reduced the productivity offset portion of the performance-based rate formula established in its November 1996 order by 50 basis points, from 2.00% to 1.50%. Compared to the Department's original decision, these changes will add approximately $3.5 million to projected revenue in 1998, increasing to about $8.0 million by 2002, the last year of the performance-based rate plan. On June 5, 1997, Boston Gas filed a notice of appeal of the Department's orders to the Massachusetts Supreme Judicial Court. Boston Gas expects the appeal to be heard some time in 1998.

      Eastern may have or share responsibility for environmental remediation and/or ongoing maintenance of certain non-utility sites associated with former operations, the most significant of which is a former coal tar processing facility, as described in Note 11 of Notes to Financial Statements. Eastern has accrued a reserve of approximately $25 million at December 31, 1997, to cover the potential remediation and maintenance costs of these sites. However, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remediation and maintenance.
      Boston Gas may have or share responsibility under applicable environmental law for the remediation of 17 former manufactured gas plant ("MGP") sites, as described in Note 11 of Notes to Financial Statements. A subsidiary of New England Electric System has assumed responsibility for remediating 10 of these sites, subject to a limited contribution from Boston Gas. Boston Gas has recorded a liability of $19.5 million, which represents its best estimate at this time of remediation costs, which may reasonably be estimated to range from $17 million to $31 million. However, there can be no assurance that such costs will not vary considerably from these estimates.
      By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. Boston Gas has recognized an insurance receivable of $3.4 million, reflecting a negotiated settlement with an insurance carrier for environmental expense indemnity, and a regulatory asset of $16.1 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement. Eastern currently believes, in light of the indemnity agreement with the NEES subsidiary and the Department rate order on environmental cost recovery, that it is not probable that such costs will materially affect its financial condition or results of operations.
      Eastern and its subsidiaries have assessed the impact of the year 2000 issue with respect to their information systems and are currently modifying those systems as part of a plan which Eastern believes will provide year 2000 compliance. Anticipated spending for these modifications is being expensed as incurred and is not expected to have a material impact on operating results or financial condition.



                                  Form 10-K/13

Item 8. Financial Statements and Supplementary Data


                         Index To Financial Statements




                                                                     Page
                                                                -------------
Consolidated Statements of Operations                            Form 10-K/15
Consolidated Balance Sheets                                      Form 10-K/16
Consolidated Statements of Cash Flows                            Form 10-K/18
Consolidated Statements of Shareholders' Equity                  Form 10-K/19
Notes to Financial Statements                                    Form 10-K/20
Unaudited Quarterly Financial Information                        Form 10-K/31
Independent Auditors' Report                                     Form 10-K/32
Management's Report on Responsibility                            Form 10-K/32


                                   Form 10-K/14

                     Consolidated Statements of Operations



                                                                  Years Ended December 31,
(In thousands, except per share amounts)                      1997           1996           1995
-------------------------------------------------------   -----------   -------------   -----------
Revenues                                                   $ 970,204     $1,007,342      $ 949,412
Operating costs and expenses:
  Operating costs                                            684,582        716,595        668,701
  Selling, general and administrative expenses               111,359        104,822        105,473
  Depreciation and amortization                               67,949         64,531         61,504
                                                           ---------     ----------      ---------
Operating earnings                                           106,314        121,394        113,734
Other income (expense):
  Interest income                                              8,997          9,419          5,633
  Interest expense                                           (34,318)       (34,453)       (38,536)
  Other, net                                                  (4,371)          (115)         4,103
                                                           ---------     ----------      ---------
Earnings before income taxes                                  76,622         96,245         84,934
Provision for income taxes                                    24,672         35,580         24,553
                                                           ---------     ----------      ---------
Earnings before extraordinary item                            51,950         60,665         60,381
Extraordinary provision for coal miners retiree health
  care, net of tax                                                -              -          (6,500)
                                                           ---------     ----------      ---------
Net earnings                                               $  51,950     $   60,665      $  53,881
                                                           =========     ==========      =========
Basic earnings per share before extraordinary
  item                                                     $    2.55     $     2.99      $    2.99
Extraordinary provision for coal miners retiree health
  care, net of tax                                                -              -            (.32)
                                                           ---------     ----------      ---------
Basic earnings per share                                   $    2.55     $     2.99      $    2.67
                                                           =========     ==========      =========
Diluted earnings per share before extraordinary
  item                                                     $    2.54     $     2.98      $    2.98
Extraordinary provision for coal miners retiree health
  care, net of tax                                                -              -            (.32)
                                                           ---------     ----------      ---------
Diluted earnings per share                                 $    2.54     $     2.98      $    2.66
                                                           =========     ==========      =========


   The accompanying notes are an integral part of these financial statements.


                                  Form 10-K/15

                          Consolidated Balance Sheets



                                                                                December 31,
(In thousands)                                                               1997            1996
---------------------------------------------------------------------   -------------   -------------
Assets
Current assets:
  Cash and short-term investments                                        $  175,274      $  159,804
  Receivables, less reserves of $16,448 in 1997 and $16,648 in 1996         108,575          96,854
  Inventories                                                                56,644          61,271
  Deferred gas costs                                                         66,595          75,337
  Other current assets                                                        5,145           6,396
                                                                         ----------      ----------
    Total current assets                                                    412,233         399,662
Property and equipment, at cost                                           1,516,186       1,450,741
  Less--accumulated depreciation                                            662,628         612,573
                                                                         ----------      ----------
    Net property and equipment                                              853,558         838,168
Other assets:
  Deferred post-retirement health care costs                                 83,926          88,563
  Investments                                                                15,072          33,378
  Deferred charges and other costs, less amortization                        69,568          61,844
                                                                         ----------      ----------
    Total other assets                                                      168,566         183,785
                                                                         ----------      ----------
    Total assets                                                         $1,434,357      $1,421,615
                                                                         ==========      ==========


  The accompanying notes are an integral part of these financial statements.

                                  Form 10-K/16

                          Consolidated Balance Sheets



                                                                               December 31,
(In thousands)                                                             1997             1996
-------------------------------------------------------------------   --------------   --------------
Liabilities and Shareholders' Equity
Current liabilities:
  Current debt                                                          $   44,051       $   61,557
  Accounts payable                                                          67,740           74,114
  Accrued expenses                                                          37,143           25,999
  Other current liabilities                                                 65,762           72,722
                                                                        ----------       ----------
    Total current liabilities                                              214,696          234,392
Gas inventory financing                                                     55,502           55,594
Long-term debt                                                             342,142          347,313
Reserves and other liabilities:
  Deferred income taxes                                                     98,863           93,198
  Post-retirement health care                                               95,120           96,980
  Coal miners retiree health care                                           57,000           61,008
  Preferred stock of subsidiary                                             29,326           29,292
  Other reserves                                                            92,647           75,848
                                                                        ----------       ----------
    Total reserves and other liabilities                                   372,956          356,326
Commitments and contingencies
Shareholders' equity:
  Common stock $1.00 par value; Authorized shares--50,000,000;
   Issued shares--20,442,907 in 1997 and 20,441,907 in 1996                 20,443           20,442
  Capital in excess of par value                                            32,663           33,389
  Retained earnings                                                        397,535          377,714
  Treasury stock at cost--54,928 shares in 1997 and 138,110 shares
    in 1996                                                                 (1,580)          (3,555)
                                                                        ----------       ----------
    Total shareholders' equity                                             449,061          427,990
                                                                        ----------       ----------
    Total liabilities and shareholders' equity                          $1,434,357       $1,421,615
                                                                        ==========       ==========


  The accompanying notes are an integral part of these financial statements.

                                  Form 10-K/17

                     Consolidated Statements of Cash Flows



                                                                   Years Ended December 31,
(In thousands)                                                1997            1996           1995
------------------------------------------------------   --------------   ------------   ------------
Cash flows from operating activities:
  Net earnings                                             $ 51,950        $   60,665     $  53,881
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
    Extraordinary provision for coal miners retiree
      health care, net of tax                                    -                 -          6,500
    Depreciation and amortization                            67,949            64,531        61,504
    Income taxes and tax credits                             19,371             8,207        (1,119)
    Equity in loss of AllEnergy                               5,472             3,087            -
    Net gain on sale of assets                               (1,435)           (2,541)      (20,990)
    Provision for environmental expenditures                     -                 -         15,000
    Other changes in assets and liabilities:
      Receivables                                           (11,721)            4,181        (3,942)
      Inventories                                             4,627           (13,398)       12,337
      Deferred gas costs                                      8,742            (3,397)       17,764
      Accounts payable                                       (6,374)            9,154        14,986
      Other                                                      (4)           (8,277)       (3,269)
                                                           -----------     ----------     ---------
  Net cash provided by operating activities                 138,577           122,212       152,652
                                                           ----------      ----------     ---------
Cash flows from investing activities:
  Capital expenditures                                      (82,321)         (111,755)      (78,385)
  Investments                                                 3,588           (16,737)        1,900
  Proceeds on sale of assets                                  6,720             3,210       118,343
  Other                                                      (1,866)           (2,540)       (1,725)
                                                           ----------      ----------     ---------
  Net cash provided (used) by investing activities          (73,879)         (127,822)       40,133
                                                           ----------      ----------     ---------
Cash flows from financing activities:
  Dividends paid                                            (32,549)          (29,974)      (28,365)
  Changes in notes payable                                  (17,300)            5,000       (10,530)
  Changes in gas inventory financing                            (92)            9,994        (7,978)
  Proceeds from issuance of long-term debt                       -                 -         60,000
  Repayment of long-term debt                                (4,871)           (7,356)      (66,520)
  Repurchase of stock                                            -                 -         (8,357)
  Other                                                         532             2,613         2,428
                                                           ----------      ----------     ---------
Net cash used by financing activities                       (54,280)          (19,723)      (59,322)
                                                           ----------      ----------     ---------
Net increase (decrease) in cash and cash equivalents         10,418           (25,333)      133,463
Cash and cash equivalents at beginning of year              159,804           185,137        51,674
                                                           ----------      ----------     ---------
Cash and cash equivalents at end of year                    170,222           159,804       185,137
Short-term investments                                        5,052                -          6,074
                                                           ----------      ----------     ---------
Cash and short-term investments                            $175,274        $  159,804     $ 191,211
                                                           ==========      ==========     =========


  The accompanying notes are an integral part of these financial statements.

                                  Form 10-K/18

                Consolidated Statements of Shareholders' Equity



                                                   Common        Capital In
                                                    Stock        Excess of      Retained       Treasury
(In thousands)                                  $1 Par Value     Par Value      Earnings         Stock         Total
--------------------------------------------   --------------   -----------   ------------   ------------   -----------
Balance at December 31, 1994                      $20,652        $ 37,712      $ 321,880       $ (6,110)     $ 374,134
  Net earnings                                         -               -          53,881             -          53,881
  Dividends declared--$1.42 per share                  -               -         (28,668)            -         (28,668)
  Repurchase of stock                                  -               -              -          (8,357)        (8,357)
  Retirement of stock                                (300)         (7,422)            -           7,722             -
  Unrealized gains on investments available
    for sale, net                                      -               -           1,728             -           1,728
  Issuance of stock, net                               34           1,198             -           1,814          3,046
                                                  -------        --------      ---------       --------      ---------
Balance at December 31, 1995                       20,386          31,488        348,821         (4,931)       395,764
  Net earnings                                         -               -          60,665             -          60,665
  Dividends declared--$1.51 per share                  -               -         (30,626)            -         (30,626)
  Pension liability adjustment, net                    -               -          (1,569)            -          (1,569)
  Unrealized gains on investments available
    for sale, net                                      -               -             423             -             423
  Issuance of stock, net                               56           1,901             -           1,376          3,333
                                                  -------        --------      ---------       --------      ---------
Balance at December 31, 1996                       20,442          33,389        377,714         (3,555)       427,990
  Net earnings                                         -               -          51,950             -          51,950
  Dividends declared--$1.61 per share                  -               -         (32,787)            -         (32,787)
  Pension liability adjustment, net                    -               -            (261)            -            (261)
  Unrealized gains on investments available
    for sale, net                                      -               -             919             -             919
  Executive stock purchase loan program                -           (1,156)            -              -          (1,156)
  Issuance of stock, net                                1             430             -           1,975          2,406
                                                  -------        --------      ---------       --------      ---------
Balance at December 31, 1997                      $20,443        $ 32,663      $ 397,535       $ (1,580)     $ 449,061
                                                  =======        ========      =========       ========      =========


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

      Cash and short-term investments: Highly liquid instruments with original maturities of three months or less are considered cash equivalents.
      Inventories include the following:


                                                            December 31,
(In thousands)                                            1997         1996
----------------------------------------------------   ----------   ----------
         Supplemental gas supplies                      $44,590      $49,287
         Other materials, supplies and marine fuel       12,054       11,984
                                                        -------      -------
                                                        $56,644      $61,271
                                                        =======      =======



      Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) or average cost method.
      Regulatory assets and liabilities: Boston Gas is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation." Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.
      Regulatory assets total $104,776,000 and $110,066,000 at December 31, 1997 and 1996, respectively, and relate primarily to post-retirement health care costs, environmental remediation and pipeline transition costs. Regulatory liabilities total $10,371,000 and $11,446,000 at December 31, 1997 and 1996,
respectively, and relate primarily to income taxes.
      As of December 31, 1997 Boston Gas' regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods from 1 to 22 years.
      Boston Gas believes that the application of SFAS No. 71 is appropriate. If, however, a portion of Boston Gas' operations were no longer subject to the provisions of SFAS No. 71, a write-off of related regulatory assets and liabilities would be required, unless some form of transition cost recovery would continue through rates established and collected for Boston Gas' remaining regulated operations.

      Impairment of long-lived assets: Pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in the event that facts and circumstances indicate that the cost of an asset may be impaired, an evaluation of the recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. Based on such evaluations there were no impairment charges in 1997 or 1996.



                                  Form 10-K/20

      Other current liabilities include the following:


                                                                 December 31,
(In thousands)                                                 1997        1996
---------------------------------------------------------   ---------   ----------
         Pipeline transition costs regulatory liability      $    -      $16,494
         Coal miners retiree health care premiums             19,500      16,300
         Reserves for insurance claims                        11,980      11,881
         Dividend payable                                      8,359       8,122
         Severance accruals                                    5,369          -
         Pipeline refunds due utility customers                3,136       3,384
         Other                                                17,418      16,541
                                                             -------     -------
                                                             $65,762     $72,722
                                                             =======     =======



      Revenue recognition: Substantially all of Boston Gas' revenues are recorded when billed. Boston Gas defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period, to the period in which the gas is billed to customers. Midland recognizes revenue on tows in progress on the percentage-of-completion method based on miles traveled.

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


                              Years Ended December 31,
                                  1997        1996
                               ---------   ---------
       Boston Gas                  5.2%        5.2%
       Midland                     3.6%        3.7%
       Headquarters               10.1%       10.1%



      Earnings per share: SFAS No. 128, "Earnings per Share," requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.



                                                Years Ended December 31,
(In thousands, except per share amounts)       1997       1996        1995
----------------------------------------    ---------   ---------   ---------
    Earnings before
      extraordinary item                    $ 51,950    $ 60,665    $ 60,381
                                            ========    ========    ========
    Weighted-average shares                   20,358      20,274      20,187
    Dilutive effect of options                   110         110          59
                                            --------    --------    --------
    Adjusted weighted-average
      shares                                  20,468      20,384      20,246
                                            ========    ========    ========
    Basic earnings per share
      before extraordinary item             $   2.55    $   2.99    $   2.99
                                            ========    ========    ========
    Diluted earnings per share
      before extraordinary item             $   2.54    $   2.98    $   2.98
                                            ========    ========    ========



      SFAS No. 128 was adopted in 1997. As a result, reported earnings per share for 1996 and 1995 were restated. The effect of this accounting change on previously reported earnings per share data was as follows:



                                  Form 10-K/21

                                                     Years ended December 31,
                                                        1996         1995
                                                     ----------   ----------
    Primary earnings per share before
      extraordinary item, as previously reported      $  2.97      $  2.98
    Effect of SFAS 128                                   0.02         0.01
                                                      -------      -------
    Basic earnings per share before extraordinary
      item, as restated                               $  2.99      $  2.99
                                                      =======      =======
    Fully diluted earnings per share before
      extraordinary item, as previously reported      $  2.97      $  2.98
    Effect of SFAS 128                                   0.01         0.00
                                                      -------      -------
    Diluted earnings per share before
      extraordinary item, as restated                 $  2.98      $  2.98
                                                      =======      =======


2. Business Segment Information

      Operating results and other financial data are presented for Eastern's two business segments: Boston Gas, a local natural gas distribution company serving eastern and central Massachusetts, and Midland, an inland marine transportation company.




(In thousands)                         1997          1996          1995
--------------------------------   ------------   -----------   ----------
   Revenues:
     Boston Gas                    $  700,945     $  705,462    $  653,073
     Midland                          269,259        301,880       296,339
                                   ----------     ----------    ----------
                                   $  970,204     $1,007,342    $  949,412
                                   ----------     ----------    ----------
   Operating earnings:
     Boston Gas                    $   78,770     $   68,451    $   61,662
     Midland                           34,614         58,415        57,828
     Headquarters(1)                   (7,070)        (5,472)       (5,756)
                                   ----------     ----------    ----------
                                   $  106,314     $  121,394    $  113,734
                                   ==========     ==========    ==========
   Identifiable assets, net of
     depreciation and reserves:
     Boston Gas                    $  878,013     $  877,044    $  829,482
     Midland                          356,350        353,928       365,654
     Headquarters(2)                  199,994        190,643       182,206
                                   ----------     ----------    ----------
                                   $1,434,357     $1,421,615    $1,377,342
                                   ==========     ==========    ==========
   Capital expenditures:
     Boston Gas                    $   55,388     $   58,504    $   57,322
     Midland                           25,700         47,851        20,900
     Headquarters                       1,233          5,400           163
                                   ----------     ----------    ----------
                                   $   82,321     $  111,755    $   78,385
                                   ==========     ==========    ==========
   Depreciation and
     amortization:
     Boston Gas                    $   44,413     $   41,607    $   38,264
     Midland                           22,675         22,554        22,896
     Headquarters                         861            370           344
                                   ----------     ----------    ----------
                                   $   67,949     $   64,531    $   61,504
                                   ==========     ==========    ==========



(1) Reflects unallocated corporate general and administrative expenses.
(2) Primarily includes cash and short-term investments.


                                  Form 10-K/22

      Boston Gas' operations are subject to Massachusetts statutes applicable to gas utilities. Its revenues, earnings and cash flows are highly seasonal as most of its firm sales and transportation are directly related to temperature levels. Boston Gas purchases pipeline gas supplies from a variety of domestic and Canadian producers and marketers, using a combination of long-term commitments, firm winter service agreements and spot purchases. Boston Gas has diversified its pipeline gas supplies across major North American producing regions.
      A significant portion of Midland's operations relate to multi-year transportation contracts. Based on past experience and its competitive position, management considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen.



3. Long-Term Obligations and Current Debt

      Credit agreement and lines of credit: Eastern maintains a credit agreement with a group of banks, which provides for the borrowing by Eastern and its subsidiaries of up to $100,000,000 at any time through December 31, 2001. The interest rate for borrowings is the agent bank's prime rate or, at the borrower's option, various pricing alternatives. The agreement requires a facility fee of 1/8 of 1% of the commitment. At December 31, 1997 and 1996 no borrowings were outstanding. Boston Gas utilizes a portion of the credit agreement to back its commercial paper borrowings. In addition, Eastern and Boston Gas have various uncommitted lines of credit which are utilized for working capital needs and provide for interest at the bank's prime rate or, at the borrower's option, various pricing alternatives. Included in current debt were $39,700,000 and $57,000,000 of commercial paper with a weighted average interest rate of 6.19% and 5.99% at December 31, 1997 and December 31, 1996, respectively.

      Gas inventory financing: Boston Gas maintains a long-term credit agreement with a group of banks, which provides for the borrowing of up to $70,000,000 for the exclusive purpose of funding its inventory of gas supplies or for backing commercial paper issued for the same purpose. All costs related to this funding are recoverable from customers. Boston Gas had $55,502,000 and $55,594,000 of commercial paper outstanding to fund its inventory of gas supplies at December 31, 1997 and 1996, respectively. Since the commercial paper is supported by the credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The credit agreement includes a one-year revolving credit facility which may be converted to a two-year term loan at the option of Boston Gas if the one-year revolving credit facility is not renewed by the banks. Boston Gas may select the agent bank's prime rate or, at Boston Gas' option, various pricing alternatives. The agreement requires a facility fee of 1/12 of 1% on the commitment. No borrowings were outstanding under this agreement during 1997 and 1996.

      Description of long-term debt:



                                                    December 31,
    (In thousands)                               1997          1996
    ------------------------------------     -----------   -----------
       Boston Gas:
         8.33%-9.75% Medium-Term Notes,
           Series A, due 2005-2022            $100,000      $100,000
         6.93%-8.50% Medium-Term Notes,
           Series B, due 2006-2024              50,000        50,000
         6.80%-7.25% Medium-Term Notes,
           Series C, due 2012-2025              60,000        60,000
         Capital leases                             -            570
         Less--current portion                      -           (570)
                                              --------      --------
           Boston Gas long-term debt           210,000       210,000
                                              --------      --------


                                   Form 10-K/23

                                                  December 31,
  (In thousands)                               1997          1996
  -------------------------------------     -----------   -----------
      Midland:
        First Preferred Ship Mortgages
         9.9% Bonds, due 2008                  47,791        48,399
         8.1%-9.85% Medium-Term Notes,
           Series A, due 2002-2012             68,000        68,000
        Capital leases                         20,702        24,901
        Less--current portion                  (4,351)       (3,987)
                                               ------        ------
          Midland long-term debt              132,142       137,313
                                              -------       -------
          Total long-term debt               $342,142      $347,313
                                             ========      ========



      Midland's First Preferred Ship Mortgage Bonds and Medium-Term Notes are secured by certain transportation equipment.

      Boston Gas' and Midland's Medium-Term Notes are not callable prior to maturity. Midland's First Preferred Ship Mortgage Bonds are not callable until April 1, 1998.

      Capital leases consist of equipment lease obligations with a weighted average interest rate of 10.03%. Minimum lease payments under these agreements are due in installments through 2003.

      Debt payment requirements and maturities, net of amounts acquired in advance, are $4,351,000, $9,793,000, $10,280,000, $9,228,000 and $9,695,000 for
1998 through 2002, respectively, and cumulatively $303,146,000 thereafter.

      Five-year operating lease commitments: In addition to the equipment financed under capital leases, Eastern and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through the year 2079. Total rentals charged to expense were $10,588,000 in 1997, $13,525,000 in 1996 and $13,603,000 in 1995.

      Future minimum lease commitments under operating leases are $5,812,000, $5,324,000, $4,495,000, $3,890,000, $3,254,000 for 1998 through 2002, respectively, and cumulatively $4,102,000 thereafter.

4. Preferred Stock of Subsidiary
      Boston Gas has outstanding 1,200,000 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. The preferred stock is not callable prior to 2003.


5. Planned Merger with Essex County Gas Company
      On December 22, 1997 Eastern and Essex County Gas Company ("Essex") signed a definitive merger agreement that calls for each share of Essex common stock to be converted into 1.183985 shares of Eastern common stock, subject to adjustment. As of December 1, 1997 Essex had approximately 1.8 million shares outstanding on a diluted basis. The actual number of Eastern shares to be issued will be adjusted to ensure that the value of Eastern common stock to be issued for each Essex share will not be less than $45.00 nor more than $50.00, based upon the average market price during a specified period prior to closing. The transaction is expected to close in mid-1998, subject to receipt of regulatory and Essex shareholders' approval. The merger is expected to be tax-free and accounted for as a pooling of interests.


6. Stock Plans
      Eastern has three stock option plans which provide for the issuance of non-qualified stock options, incentive stock options and stock appreciation rights ("SARs") to its officers, non-employee trustees and key employees. Options and SARs may be granted at prices not less than fair market value on the date of grant for periods not extending beyond ten years from the date of grant. No SARs have been granted since 1991. In 1995, the right to exercise SARs was effectively eliminated.



                                  Form 10-K/24

      Eastern applies Accounting Principles Board Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its employee stock purchase plan. Had compensation cost for Eastern's plans been determined consistent with SFAS No. 123, "Accounting for Stock-Based Compensation," Eastern's net earnings would have been reduced by $410,000 or $.02 per share in 1997, $290,000 or $.01 per share in 1996 and by
$170,000 or $.01 per share in 1995.
      As the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting reductions in net earnings and earnings per share may not be representative of that to be expected in future years.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: dividend yields of 4.0% in each year; expected volatilities of 17.8%, 18.3% and 18.6%; risk-free interest rates of 6.1%, 5.4% and 6.0%; and an expected life of 5.0 years for each year.
      Shares available for future grants under these stock option plans were 844,777 at December 31, 1997, 1,003,127 at December 31, 1996 and 1,036,428 at
December 31, 1995. Stock options exercisable at December 31, 1997 and 1996 were 500,640 and 488,450, respectively.
      Option activity during the past three years was as follows:



                                                  Average             Stock
                                      Option Price     Options         SARs
                                      ------------    ---------     ----------
Outstanding at December 31, 1994        $25.83         654,711       127,960
  Granted                                26.96         106,250            -
  Exercised                              24.94         (33,662)      (20,140)
  Surrendered                            21.94         (20,140)       (7,200)
  Canceled                               26.93         (23,550)       (5,400)
                                                       -------       -------
Outstanding at December 31, 1995        $26.13         683,609        95,220
  Granted                                35.96         133,200            -
  Exercised                              22.99         (44,320)           -
  Surrendered                               -               -         (7,170)
  Canceled                               29.20         (24,899)         (350)
                                                       -------       -------
Outstanding at December 31, 1996        $27.96         747,590        87,700
  Granted                                33.63         161,700            -
  Exercised                              24.57         (52,140)           -
  Surrendered                               -               -        (22,500)
  Canceled                               35.52          (3,350)           -
                                                       -------       -------
Outstanding at December 31, 1997        $29.21         853,800        65,200
                                                       =======       =======



      At December 31, 1997, the range of exercise prices of outstanding and exercisable options was $22.06 to $37.00 and $22.06 to $36.25, respectively.

      Under restricted stock plans for key employees and non-employee trustees, Eastern awarded 4,400 shares in 1997 and 1996 and 2,800 shares in 1995. Eastern recognized compensation expense of $109,000 in 1997, $305,000 in 1996 and $425,000 in 1995 in accordance with the vesting terms of these and prior awards. Shares available for future awards under these plans were 33,300 at December 31, 1997 and 36,100 at December 31, 1996.


7. Common Stock Purchase Rights

      On February 22, 1990, Eastern declared a distribution to shareholders of record on March 5, 1990, pursuant to the terms of a Common Stock Rights Agreement between Eastern and The First National Bank of Boston, the current Rights Agent, of one common stock purchase right for each outstanding share of common stock. Each right would initially entitle the holder to purchase one share of common stock at an exercise price of $100, subject to adjustment to prevent dilution. The rights become exercisable on the 10th business day after a person acquires 20% or more of Eastern's stock or commences a tender offer for 20% or more of Eastern's stock, or on the 10th business day after Eastern's Board of Trustees


                                  Form 10-K/25
determines that a shareholder owning at least 10% of Eastern's stock is an "adverse person," based on criteria specified in the rights agreement. The rights may be redeemed by Eastern at a price of $.01 at any time prior to the 10th day after a 20% position has been acquired. The rights will expire on March 5, 2000.
      If Eastern is acquired in a merger or other business combination, each right will entitle its holder to purchase common shares of the acquiring company having a market value of twice the exercise price of each right (i.e., at a 50% discount). If an acquiror purchases 20% of Eastern's common stock or has been determined to be an "adverse person," each right will entitle its holder to purchase a number of Eastern's common shares having a market value of twice the right's exercise price.



8. Interest Expense

                                                   Years Ended December 31,
(In thousands)                                  1997         1996         1995
------------------------------------------   ----------   ----------   ---------
    Interest on long-term debt                $30,298      $30,811      $33,257
    Other, including amortization of
      debt expense                              2,703        2,240        3,852
    Less--capitalized interest                   (609)        (524)        (499)
    Subsidiary preferred stock dividends        1,926        1,926        1,926
                                              -------      -------      -------
    Interest expense                          $34,318      $34,453      $38,536
                                              =======      =======      =======
    Interest payments                         $33,432      $33,236      $35,552
                                              =======      =======      =======

9. Other Income (Expense)


                                                    Years Ended December 31,
(In thousands)                                  1997         1996        1995
-------------------------------------------   ----------   ---------   --------
     Net gain on sale of assets               $   778      $ 2,775    $ 21,087
     Equity in loss of AllEnergy               (5,472)      (3,087)         -
     Provision for environmental expenses          -            -      (15,000)
     Other                                        323          197      (1,984)
                                              -------      -------    --------
                                              $(4,371)     $  (115)   $  4,103
                                              =======      =======    ========



      In December 1997, Eastern sold its 50% interest in AllEnergy Marketing Company, L.L.C. for $5,375,000 which approximated the net book value of its investment at September 30, 1997. Eastern accounted for its investment in AllEnergy using the equity method.
      In November 1995, Eastern sold its 3,041,092 shares of United States Filter Corporation common stock in a public offering for $65,479,000 in cash realizing a gain of $20,581,000.

10. Income Taxes

      The table below reconciles the statutory U.S. Federal income tax provision from continuing operations to the recorded income tax provision:


                                                  Years Ended December 31,
                                                1997        1996        1995
                                              ---------   ---------   ---------
     Statutory rate                              35%         35%         35%
      State taxes, net of Federal benefit         3           3           3
      Prior year adjustments                     (4)          -           -
      Capital loss utilization                    -           -          (9)
      Other                                      (2)         (1)          -
                                                 -----       -----       ----
     Effective rate                              32%         37%         29%
                                                 ====        ====        ====



      The capital loss utilization in 1995 reflects a gain on the sale of the U.S. Filter investment offset by a tax loss on the sale of a subsidiary, which had been written down in 1993.



                                  Form 10-K/26

      Following is a summary of the provision for income taxes:

                                            Years Ended December 31,
    (In thousands)                        1997         1996         1995
    ---------------------------------  ----------   ----------   ----------
          Federal                       $10,894      $23,969      $ 21,024
          State                           4,043        3,148         5,160
                                        -------      -------      --------
           Total current provision       14,937       27,117        26,184
          Federal                        10,073        7,118          (806)
          State                            (338)       1,345          (825)
                                        -------      -------      --------
           Total deferred provision       9,735        8,463        (1,631)
                                        -------      -------      --------
          Provision for income taxes    $24,672      $35,580      $ 24,553
                                        =======      =======      ========
          Tax payments                  $ 6,075      $28,917      $ 25,298
                                        =======      =======      ========

      Significant items making up deferred tax assets and deferred tax liabilities are as follows:


                                                     December 31,
    (In thousands)                               1997            1996
    --------------------------------------   -------------   -------------
         Coal miners retiree health care      $  26,761      $  27,073
         Unbilled revenue                        17,513         22,392
         Environmental reserves                   7,886          7,776
         Other                                   32,286         30,873
                                              ---------      ---------
          Total deferred tax assets              84,446         88,114
         Accelerated depreciation              (145,469)      (140,159)
         Deferred gas costs                     (27,418)       (28,684)
         Other                                  (21,227)       (17,474)
                                              ---------      ---------
          Total deferred tax liabilities       (194,114)      (186,317)
                                              ---------      ---------
          Total deferred taxes                $(109,668)     $ (98,203)
                                              =========      =========



11. Environmental Matters

      Eastern is aware of certain non-utility sites, associated with former operations, for which it may have or share environmental remediation responsibility or ongoing maintenance. Eastern has a reserve of approximately $25 million in total at December 31, 1997 to cover the remediation and maintenance of these sites, the principal of which is a former coal tar processing facility (the "Facility") in Everett, Massachusetts. While Eastern has provided reserves to cover the estimated probable costs of remediation and maintenance for environmental sites based on the information available at the present time, the extent of Eastern's potential liability at such sites is not yet determined.

      The Facility, which was located on a 10-acre parcel of land formerly owned by Eastern, was operated by predecessors of Allied-Signal, Inc. from the early 1900s until 1937 and by Koppers Company, predecessor of Beazer East, Inc. (and Eastern's controlling stockholder until 1951) from 1937 until 1960, when it was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Allied-Signal entered into an Administrative Consent Order with the Massachusetts Department of Environmental Protection ("DEP") in 1989 which requires that they jointly investigate and develop a remedial response plan for the Facility site, including any area where a release from that site may have come to be located. The companies have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies. In 1993 the companies completed preliminary remedial measures, including abatement of seepage of materials into the adjacent Island End River, a 29-acre tidal river which is part of Boston Harbor. Studies have identified compounds that may be associated with coal tar and/or oil in soil and ground water at the site and adjacent areas, including the riverbed. In addition to the DEP, the National Oceanic and Atmospheric Administration and the Coast Guard have been involved in river sediment investigation and remediation discussions. During


                                  Form 10-K/27

1995 and 1996, Eastern conducted and received the results of certain sediment sampling which confirmed findings of contamination in the riverbed. In light of uncertainties as to the full extent and sources of releases of compounds, the nature of any required remediation, the area and volume of soil, ground water and/or sediments that may be included, the possibility of participation by additional potentially responsible parties and the apportionment of liability, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remedial measures. Eastern is recovering certain costs of its legal defense and may be entitled to recover remediation costs from its insurers.
      Boston Gas, like many other companies in the natural gas industry, is party to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas may have or share responsibility under applicable environmental laws for the remediation of 17 such sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 10 of these sites, subject to a limited contribution from Boston Gas. Boston Gas has estimated its potential share of the costs of investigating and remediating former MGP sites in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." Boston Gas has recorded a liability of $19.5 million, which represents its best estimate at this time of remediation costs, which may reasonably be estimated to range from $17 million to $31 million. However, there can be no assurance that such costs will not vary considerably from these estimates. Factors that may bear on costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.
      Boston Gas is aware of 21 other former MGP sites within its service territory. The NEES subsidiary has provided full indemnification to Boston Gas with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas has or shares responsibility for remediating any of these other sites. No notice of responsibility has been issued to Boston Gas for any of these sites from any governmental environmental authority.
      By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. Boston Gas has recognized an insurance receivable of $3.4 million, reflecting a negotiated settlement with an insurance carrier for environmental expense indemnity, and a regulatory asset of $16.1 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement. Eastern currently believes, in light of the indemnity agreement with the NEES subsidiary and the Department rate order on environmental cost recovery, that it is not probable that such costs will materially affect its financial condition or results of operations.


12. Coal Miners Retiree Health Care
      In September 1993, Eastern received notice from the Social Security Administration ("SSA") claiming that Eastern is responsible for health care and death benefit premiums for certain retired coal miners and their beneficiaries under the Federal Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act"). In 1995, 1996, and 1997, Eastern received SSA notices of responsibility relating to additional retired coal miners and their beneficiaries. The total amount of premiums requested for all assignments aggregates in excess of $19,000,000 to cover the period from February 1, 1993 through September 30, 1998, exclusive of interest, and primarily relates to retired miners who are said to have worked for Eastern's Coal Division prior to the transfer of those operations to a subsidiary in 1965. Eastern filed suit in Federal District Court in Massachusetts against the Commissioner of the SSA and the Trustees of the United Mine Workers of America Combined Benefit Fund seeking to avoid payment of premiums based on the SSA's assignments under the Coal Act and to have the Coal Act declared unconstitutional. In April 1997, the First Circuit Court of Appeals approved the District Court's decision upholding the constitutionality of the Coal Act. On October 20, 1997, the U.S. Supreme Court granted Eastern's petition and agreed to review the First Circuit's ruling. A decision is expected from the U.S. Supreme Court by June 30, 1998. Eastern also asserted a claim in the Federal District Court in Massachusetts in January, 1994 against Peabody Holding Company, Inc. ("Peabody"), to which Eastern sold its coal subsidiaries in 1987,



                                  Form 10-K/28
that any liabilities of Eastern under the Coal Act should be borne by Peabody and such subsidiaries. Eastern has posted security to delay payment of premiums pending the final outcome of its constitutional challenge.
      In 1993, Eastern recorded a reserve of $70,000,000 ($45,500,000 net of tax or $2.02 per share) to provide for its estimated undiscounted obligations under the Coal Act with respect to notices received from the SSA in that year. Principally due to the additional notices received, in 1995 Eastern recorded an additional reserve of $10,000,000 ($6,500,000 net of tax or $.32 per share). These reserves have been accounted for as extraordinary items. No additional reserve was recorded for 1996 or 1997, as the impact of the additional notices received was offset by a decrease in the estimated rate of medical inflation. Management has estimated that Eastern's obligation could range from a nominal amount to more than $125 million depending on the outcome of its constitutional challenge or its claim against Peabody, or other factors including administrative review of assigned individuals, the availability of transfers from the Abandoned Mine Reclamation Fund to pay for the health care premiums of unassigned miners and their beneficiaries, the resetting of premiums, medical inflation rates, Medicare reimbursements, other changes in government health care programs and possible changes in the terms of the Coal Act.


13. Retiree Benefits
      Eastern and its subsidiaries, through various company-administered plans and other union retirement and welfare plans, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age is 65 but provision is made for earlier retirement. Pension benefits for salaried plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. Employees hired before 1993 who are participants in the pension plans become eligible for post-retirement health care benefits if they reach retirement age while working for Eastern. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA"). The net cost for these plans and agreements charged to expense was as follows:


Pensions

                                                                       Years Ended December 31,
(In thousands)                                                    1997           1996           1995
-----------------------------------------------------------   ------------   ------------   ------------
   Service cost                                                $   4,859      $   4,714      $   4,705
   Interest cost on projected benefit obligation                  12,055         11,537         10,803
   Actual return on plan assets                                  (53,260)       (16,859)       (29,924)
   Net amortization and deferral                                  37,394          4,992         19,011
                                                               ---------      ---------      ---------
     Total net pension cost of company-administered plans          1,048          4,384          4,595
   Multi-employer union retirement and welfare plans                 270            293            293
                                                               ---------      ---------      ---------
     Total net pension cost                                    $   1,318      $   4,677      $   4,888
                                                               =========      =========      =========


Health Care

                                                               Years Ended December 31,
(In thousands)                                              1997          1996          1995
-----------------------------------------------------   -----------   -----------   -----------
   Service cost                                          $    904      $    899      $    864
   Interest cost on accumulated benefits obligation         6,802         6,849         6,615
   Actual return on plan assets                            (5,958)       (1,355)        2,352
   Net amortization and deferral                            2,833        (1,357)       (4,706)
   Amortization and deferral of deferred costs              4,637         5,266         3,760
                                                         --------      --------      --------
     Total net retiree health care cost                  $  9,218      $ 10,302      $  8,885
                                                         ========      ========      ========


      The following table sets forth the funded status of company-administered plans and amounts recorded in Eastern's consolidated balance sheet as of December 31, 1997 and 1996 using actuarial measurement dates as of October 1, 1997 and 1996:


                                  Form 10-K/29

                                                       Pensions                    Health Care
(In thousands)                                     1997          1996          1997           1996
--------------------------------------------   -----------   -----------   ------------   ------------
Accumulated benefit obligation:
  Vested benefits                               $ 137,462     $ 130,841     $  80,456      $  77,524
  Non-vested benefits                              13,624        13,404        16,925         16,831
                                                ---------     ---------     ---------      ---------
                                                  151,086       144,245        97,381         94,355
Effect of future salary increases                  19,555        19,670            -              -
                                                ---------     ---------     ---------      ---------
Projected benefit obligation ("PBO")            $ 170,641     $ 163,915     $  97,381      $  94,355
                                                =========     =========     =========      =========
Plan assets at fair value                       $ 231,522     $ 192,736     $  23,877      $  17,918
  Less PBO                                        170,641       163,915        97,381         94,355
                                                ---------     ---------     ---------      ---------
Plan assets in excess of (less than) PBO           60,881        28,821       (73,504)       (76,437)
Unrecognized net obligation at December 31,
  1985 being amortized over 15 years                1,308         1,721            -              -
Unrecognized net gain                             (62,765)      (31,551)       (9,977)        (7,528)
Unrecognized prior service cost (benefit)          14,243        14,986       (11,639)       (13,015)
Amounts contributed to plans during fourth
  quarter                                             206           227            -              -
Unfunded accumulated benefits                      (5,058)       (4,705)           -              -
                                                ---------     ---------     ---------      ---------
Net asset (reserve) at December 31              $   8,815     $   9,499     $ (95,120)     $ (96,980)
                                                =========     =========     =========      =========


      The above vested health care benefits include $73,515,000 and $69,864,000 for retirees in 1997 and 1996, respectively. To fund health care benefits under its collective bargaining agreements Boston Gas maintains a Voluntary Employee Beneficiary Association ("VEBA"), to which it makes contributions from time to time. Plan assets are invested in equity securities, fixed-income investments and money market instruments.
      Following are the assumptions used in the actuarial measurements for 1997 and 1996:



         Discount rate                              7.5%
         Return on plan assets                      8.5%
         Increase in future compensation            4.75-5.00%
         Health care inflation trend                7.0%


      The health care inflation trend is assumed to be 7% through 1999, 6% in 2000 and 5% thereafter. A one-percentage-point increase in the assumed health care cost trend would have increased the net periodic post-retirement benefit cost charged to expense and the accumulated benefit obligation by $107,000 and $5,679,000, respectively, in 1997 and $82,000 and $7,268,000, respectively, in
1996.



14. Fair Values of Financial Instruments
      Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported as a component of shareholders' equity. The difference between the fair value and the original cost of these securities is a net unrealized gain of $3,703,000 and $2,784,000, in 1997 and 1996, respectively.

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

                                  Form 10-K/30

      The carrying amounts and estimated fair values of Eastern's financial instruments are as follows:




                                                                December 31,
(In thousands)                                         1997                       1996
------------------------------------------   ------------------------   ------------------------
                                              Carrying        Fair       Carrying        Fair
                                               Amount        Value        Amount        Value
                                             ----------   -----------   ----------   -----------
   Cash and short-term investments           $175,274      $175,274     $159,804      $159,804
   Marketable securities and investments       15,311        15,311       31,531        31,531
   Short-term debt                             95,202        95,202      112,594       112,594
   Long-term debt                             346,493       386,153      351,870       382,909
   Preferred stock of subsidiary               29,326        31,525       29,292        29,586



15. Unaudited Quarterly Financial Information




                                                              For the three months ended
(In thousands, except per share amounts)        Mar 31,         June 30,       Sept 30,        Dec 31,
------------------------------------------   -------------   -------------   ------------   -------------
1997:
Revenues                                       $ 376,920       $ 207,856       $125,524       $ 259,904
Operating earnings                                52,977          18,629            618          34,090
Earnings before income taxes                      44,988          10,586         (6,345)         27,393
Net earnings                                   $  28,223       $   9,038       $ (4,072)      $  18,761
                                               =========       =========       ========       =========
Basic earnings per share(1)                    $    1.39       $     .44       $   (.20)      $     .92
                                               =========       =========       ========       =========
Diluted earnings per share(1)                  $    1.38       $     .44       $   (.20)      $     .92
                                               =========       =========       ========       =========
1996:
Revenues                                       $ 419,220       $ 213,520       $133,950       $ 240,652
Operating earnings                                59,181          22,588          4,926          34,699
Earnings before income taxes                      52,504          15,878            538          27,325
Net earnings                                   $  32,882       $   9,924       $    699       $  17,160
                                               =========       =========       ========       =========
Basic earnings per share(1)                    $    1.63       $     .49       $    .03       $     .84
                                               =========       =========       ========       =========
Diluted earnings per share(1)                  $    1.62       $     .49       $    .03       $     .84
                                               =========       =========       ========       =========



(1) Reflects adoption of SFAS No. 128, "Earnings per Share," as described in
Note 1 of Notes to Financial Statements.


                                  Form 10-K/31

                         Independent Auditors' Report

To the Trustees and Shareholders of Eastern Enterprises:
      We have audited the accompanying consolidated balance sheets of Eastern Enterprises (a Massachusetts voluntary association) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Enterprises and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Arthur Andersen LLP

Arthur Andersen LLP

Boston, Massachusetts
January 23, 1998.


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



/s/ J. Atwood Ives         /s/ Walter J. Flaherty        /s/ James J. Harper

J. Atwood Ives             Walter J. Flaherty            James J. Harper
Chairman and               Senior Vice President and     Vice President and
Chief Executive Officer    Chief Financial Officer       Controller


                                  Form 10-K/32

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.


                                   PART III


Item 10. Directors and Executive Officers of the Registrant

      Information with respect to this item may be found in the sections captioned "Information With Respect To Nominees and Trustees" appearing on pages 4 through 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 13 of the 1998 definitive Proxy Statement. Such information is incorporated herein by reference. See also the item captioned "Executive Officers of the Registrant" at the end of Part I hereof.



Item 11. Executive Compensation

      Information with respect to this item may be found in the sections captioned "Compensation of Executive Officers" appearing on pages 8 through 10, "Compensation of Trustees" appearing on pages 11 and 12, "Termination of Employment and Change of Control Arrangements" appearing on pages 12 and 13, "Compensation Committee Report" appearing on pages 13 through 16 and "Performance Graph" appearing on page 17 of the 1998 definitive Proxy Statement. Such information is incorporated herein by reference.



Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information with respect to this item may be found in the sections captioned "Information With Respect To Certain Shareholders" appearing on page 2 and "Stock Ownership of Trustees and Executive Officers" appearing on page 7 of the 1998 definitive Proxy Statement. Such information is incorporated herein by reference.



Item 13. Certain Relationships and Related Transactions

      Information with respect to this item may be found in the last paragraph in the section captioned "Compensation of Executive Officers" appearing on pages 8 through 10, and in the sections captioned "Compensation of Trustees" appearing on pages 11 and 12, "Termination of Employment and Change of Control Arrangements" appearing on pages 12 and 13 and "Certain Transactions" appearing on page 18 of the 1998 definitive Proxy Statement. Such information is incorporated herein by reference.



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


                                  Form 10-K/33

(3) LIST OF EXHIBITS


3.1       --    Declaration of Trust of Eastern Enterprises, as amended through April 27, 1989 (filed as
                Exhibit 3.1 to Quarterly Report of Eastern Enterprises on Form 10-Q for the quarter ended
                June 30, 1989 (File no. 1-2297)).*
3.2       --    By-Laws of Eastern Enterprises, as amended through July 23, 1992 (filed as Exhibit 3.1 to
                Quarterly Report of Eastern on Form 10-Q for the quarter ended June 30, 1992 (File no.
                  1-2297)).*
                (NOTE: Eastern agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of Eastern or any of its subsidiaries.
                Such instruments are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of Eastern and its subsidiaries on a consolidated basis.)
4.1       --    Common Stock Rights Agreement between Eastern and The Bank of New York, dated as of
                February 22, 1990, and Exhibits attached thereto (filed as Exhibit 1 to Form 8-K of Eastern dated March 1, 1990 (File no. 1-2297)).*
4.1.1     --    Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995
                (filed as Exhibit 4.1.1 to Annual Report of Eastern on Form 10-K for year ended December
                31, 1994 (File no. 1-2297)).*
10.1      --    Gas Transportation Contract between Boston Gas Company and Tennessee Gas Pipeline
                Company dated as of September 1, 1993 (filed as Exhibit 10.1 to Annual Report of Boston
                Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.2      --    Gas Transportation Contracts between Boston Gas Company and Texas Eastern Transmission
                Corporation dated December 30, 1993 (filed as Exhibits 10.2 and 10.3 to Annual Report of
                Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no.
                 2-23416)).*
10.3      --    Gas Transportation Contracts between Boston Gas Company and Algonquin Gas
                Transmission Company dated December 30, 1993 (filed as Exhibits 10.4 and 10.5 to Annual
                Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File
                no. 2-23416)).*
10.4      --    Firm Gas Transportation Agreement between Boston Gas Company and Iroquois Gas
                Transmission System, L.P., dated as of February 7, 1991 (filed as Exhibit 10.17 to the Annual
                Report of Boston Gas Company on Form 10-K for the year ended December 31, 1990 (File
                no. 2-23416)).*
10.5      --    Eastern's Deferred Compensation Plan for Trustees, as amended (filed as Exhibit 10.7 to
                Annual Report of Eastern on Form 10-K for the year ended December 31, 1993 (File no.
                1-2297)).*(a)
10.5.1    --    Amendment to Eastern's Deferred Compensation Plan for Trustees, dated December 8, 1995
                (Filed as Exhibit 10.5.1 to Annual Report of Eastern on Form 10-K for year ended December
                31, 1995 (File no. 1-2297)).*(a)
10.6      --    Eastern's 1982 Stock Option Plan, as amended (filed as Exhibit 10.2 to Quarterly Report of
                Eastern on Form 10-Q for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)
10.7      --    Eastern's 1995 Stock Option Plan (filed as Exhibit 10.9 to Annual Report of Eastern on Form
                10-K for the year ended December 31, 1994 (File no. 1-2297)).*(a)
10.8      --    Eastern's Supplemental Executive Retirement Plan, as amended (filed as Exhibit 10.1 to
                Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994 (File no.
                1-2297)).*(a)
10.8.1    --    Amendment to Eastern's Supplemental Executive Retirement Plan, dated December 8, 1995
                (Filed as Exhibit 10.8.1 to Annual Report of Eastern on Form 10-K for year ended December
                31, 1995 (File no. 1-2297)).*(a)
10.9      --    Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended (filed as
                Exhibit 10.12 to the Annual Report of Eastern on Form 10-K for the year ended December
                31, 1990 (File no. 1-2297)).*(a)
10.9.1  --    Amendment to Trust Agreement between Eastern and Shawmut Bank of Boston, N.A. (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for quarter June 30, 1995 (File
                no. 1-2297)).*(a)

10.9.2     --     Amendment to Trust Agreement between Eastern and the Key Trust Company of Ohio, N.A., as successor trustee, dated December 8, 1995 (filed as Exhibit 10.9.2 to Annual Report of
                  Eastern on Form 10-K for year ended December 31, 1995 (File no. 1-2297)).*(a)
10.10      --     Eastern's Executive Incentive Compensation Plan, as amended (filed as Exhibit 10.3 to
                  Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File no.
                  1-2297)).*(a)
10.11      --     Salary Continuation Agreement between Eastern and certain officers (filed as Exhibit 10.2 to
                  Quarterly Report of Eastern on Form 10-Q for quarter ended September 30, 1994 (File no.
                  1-2297)).*(a)
10.12      --     Agreement dated November 27, 1991 between Eastern and J. Atwood Ives (filed as Exhibit
                  10.14 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991
                  (File no. 1-2297)).*(a)
10.13      --     Agreement dated October 25, 1991 between Eastern and Richard R. Clayton (filed as Exhibit
                  10.15 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991
                  (File no. 1-2297)).*(a)
10.14      --     Agreement dated April 28, 1994 between Eastern and J. Atwood Ives (filed as Exhibit 10.2 to
                  Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994 (File no.
                  1-2297)).*(a)
10.15      --     Agreement dated April 28, 1994 between Eastern and Richard R. Clayton (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994 (File no.
                  1-2297)).*(a)
10.16      --     Eastern's Headquarters Retirement Plan, as amended (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991 (File no.
                  1-2297)).*(a)
10.16.1    --     Amendment to Eastern's Headquarters Retirement Plan, dated April 27, 1995 (filed as Exhibit
                  10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter June 30, 1995 (File no.
                  1-2297)).*(a)
10.16.2    --     Amendment to Eastern's Headquarters Retirement Plan, dated June 26, 1997.(a)
10.17      --     Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (filed as Exhibit
                  10.2 to Quarterly Report of Eastern on Form 10-Q for quarter ended September 30, 1991 (File
                  no. 1-2297)).*(a)
10.17.1    --     Amendment to Midland Enterprises Inc. Salaried Retirement Plan, dated November 4, 1994
                  (filed as Exhibit 10.19.1 to Annual Report of Eastern on Form 10-K for year ended December
                  31, 1994 (File no. 1-2297)).*(a)
10.18      --     Boston Gas Company Retirement Plan, as amended and restated (filed as Exhibit 10.3 to
                  Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991 (File no.
                  1-2297)).*(a)
10.18.1    --     Amendment to Boston Gas Company Retirement Plan, dated December 5, 1994 (filed as
                  Exhibit 10.20.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1994
                  (File no. 1-2297)).*(a)
10.19      --     Trust Agreement made as of October 2, 1987 between Eastern and The Bank of New York, as amended (filed as Exhibit 10.19 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990 (File no. 1-2297)).*(a)
10.19.1    --     Trust Agreement made as of April 28, 1995 between Eastern and the Key Trust Company of
                  Ohio, N.A., as successor trustee (Filed as Exhibit 10.19.1 to Annual Report of Eastern on
                  Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*
10.20      --     Eastern's Retirement Plan for Non-Employee Trustees, as amended (filed as Exhibit 10.22 to
                  Annual Report of Eastern on Form 10-K for the year ended December 31, 1992 (File no.
                  1-2297)).*(a)
10.20.1    --     Amendment to Eastern's Retirement Plan for Non-Employee Trustees, dated December 8,
                  1995 (filed as Exhibit 10.20.1 to Annual Report of Eastern on Form 10-K for the year ended
                  December 31, 1995 (File no. 1-2297)).*(a)
10.21      --     Eastern's 1996 Non-Employee Trustees' Stock Option Plan (Filed as Exhibit 10.21 to Annual
                  Report of Eastern on Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*(a)
10.22      --     Eastern's 1992 Restricted Stock Plan (filed as Exhibit 10.1 to Quarterly Report of Eastern on
                  Form 10-Q for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)

10.23       --    Eastern's Restricted Stock Plan for Non-Employee Trustees (filed as Exhibit 10.24 to Annual
                  Report of Eastern on Form 10-K for the year ended December 31, 1992 (File no. 1-2297)).*(a)
10.24       --    Eastern's 1994 Deferred Compensation Plan (filed as Exhibit 10.22 to Annual Report of
                  Eastern on Form 10-K for year ended December 31, 1993 (File no. 1-2297)).*(a)
10.24.1     --    Amendment to Eastern's Deferred Compensation Plan, dated December 8, 1995 (Filed as
                  Exhibit 10.24.1 to Annual Report of Eastern on Form 10-K for the year ended December 31,
                  1995 (File no. 1-2297)).*(a)
10.24.2     --    Amendment to Eastern's Deferred Compensation Plan, dated July 25, 1996 (filed as Exhibit
                  10.24.2 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File
                  no. 1-2297)).*(a)
10.25       --    Eastern Enterprises Executive Stock Purchase Loan Plan, as amended February 27, 1997 (filed as Exhibit 10.25 to Annual Report of Eastern on Form 10-K for year ended December 31,
                  1996 (File no. 1-2297)).*
10.26       --    Credit Agreement, dated as of December 31, 1994, by and between Eastern, Boston Gas,
                  Midland, the Banks named therein and The First National Bank of Boston, individually and as
                  Agent (filed as Exhibit 10.26 to Annual Report of Eastern on Form 10-K for year ended
                  December 31, 1996 (File no. 1-2297)).*
10.26.1     --    Amendment No. 1 to Credit Agreement, dated as of December 31, 1995, by and among
                  Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of
                  Boston, individually and as Agent (filed as Exhibit 10.26.1 to Annual Report of Eastern on
                  Form 10-K for year ended December 31, 1996 (File no. 1-2297)).*
10.26.2     --    Amendment No. 2 to Credit Agreement, dated as of December 31, 1996, by and among
                  Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of
                  Boston, individually and as Agent (filed as Exhibit 10.26.2 to Annual Report of Eastern on
                  Form 10-K for year ended December 31, 1996 (File no. 1-2297)).*
13.1        --    Portions incorporated herein of annual report to shareholders for the year ended December
                  31, 1997. With the exception of the sections captioned "Six-Year Financial Summary"
                  appearing on page 26 and "Stock Price Range" and "Dividends Declared Per Share" appearing on the inside back cover of the said annual report, which are incorporated by reference in
                  Items 5 and 6 of this Form 10-K. Said annual report is not deemed filed as part of this report.
21.1        --    Subsidiaries of the registrant.
23.1        --    Consent of Arthur Andersen LLP.
27.1        --    Financial Data Schedule.


      Eastern will furnish a copy of any exhibit not included herewith to any holder of Eastern's common stock upon payment of the cost of reproduction and mailing.


(B) REPORTS ON FORM 8-K
      On December 23, 1997, Eastern filed a Form 8-K which contained the press release announcing the agreement to acquire Essex County Gas.



------------

      *Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

  (a) Indicates a management contract or compensatory plan or arrangement.

EASTERN ENTERPRISES AND SUBSIDIARIES INDEX TO FINANCIAL STATEMENTS AND
                                   SCHEDULES
                               DECEMBER 31, 1997
          (SUBMITTED IN ANSWER TO ITEMS 14(A)(1) AND (2) OF FORM 10-K,
                      SECURITIES AND EXCHANGE COMMISSION)

                             FINANCIAL STATEMENTS


EASTERN ENTERPRISES AND SUBSIDIARIES:
Report of independent public accountants on schedules .........   F-2
Consent of independent public accountants .....................   F-2

                       SCHEDULES (PAGES F-3 THROUGH F-5)


II Valuation and Qualifying accounts and reserves



      Schedules not listed above are omitted as not applicable or not required under the rules of Regulation S-X.

             REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO EASTERN ENTERPRISES:


      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Eastern Enterprises Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 23, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page F-1 are the responsibility of Eastern's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                     /s/ Arthur Andersen LLP


                                     Arthur Andersen LLP




Boston, Massachusetts
January 23, 1998







                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 23, 1998, included in, and incorporated by reference into, Eastern Enterprises Annual Report on this Form 10-K for the year ended December 31, 1997, into Eastern's previously filed Post-Effective Amendment No. 1 to Form S-16 Registration Statement No. 2-71614 on Form S-3 and Form S-8 Registration Statements No. 2-77146, No. 33-19990, No. 33-40862 and No. 33-56424.


                                     /s/ Arthur Andersen LLP

                                     Arthur Andersen LLP




Boston, Massachusetts
February 27, 1998

                                                                     SCHEDULE II


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      For the Year Ended December 31, 1997
                                 (In Thousands)


                                                             Additions         Deductions
                                                       --------------------- -------------
                                                                                Charges
                                                         Charged               for Which
                                            Balance     to Costs    Charged     Reserves      Balance
                                         December 31,      and     to Other       Were      December 31,
Description                                  1996       Expenses   Accounts     Created         1997
--------------------------------------- -------------- ---------- ---------- ------------- -------------
Reserves deducted from assets--
 Reserves for doubtful accounts .......    $ 16,648     $ 5,204     $    0     $  (5,404)     $ 16,448
                                           ========     =======     ======     =========      ========
 Reserves for loss on investments .....    $     19     $     0     $    0     $       0      $     19
                                           ========     =======     ======     =========      ========
Reserves included in liabilities--
 Reserve for post-retirement health
   care ...............................    $ 96,980     $ 4,578     $    0     $  (6,438)     $ 95,120
 Reserve for coal miners retiree health
   care ...............................      77,308           0          0          (808)       76,500
 Reserves for employee benefits .......      24,624       9,690        907        (9,985)       25,236
 Reserves for environmental expenses ..      26,809           0        122        (1,011)       25,920
 Reserves for insurance claims ........      12,838       7,348       (530)       (6,485)       13,171
 Other ................................      17,680       6,304         41        (7,706)       16,319
                                           --------     -------     ------     ---------      --------
  Total liability reserves ............    $256,239     $27,920     $  540     $ (32,433)     $252,266
                                           ========     =======     ======     =========      ========

                                                                     SCHEDULE II


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      For the Year Ended December 31, 1996
                                 (In Thousands)


                                                             Additions         Deductions
                                                       --------------------- -------------
                                                                                Charges
                                                         Charged               for Which
                                            Balance     to Costs    Charged     Reserves      Balance
                                         December 31,      and     to Other       Were      December 31,
Description                                  1995       Expenses   Accounts     Created         1996
--------------------------------------- -------------- ---------- ---------- ------------- -------------
Reserves deducted from assets--
 Reserves for doubtful accounts .......    $ 16,009     $12,942     $    0     $ (12,303)     $ 16,648
                                           ========     =======     ======     =========      ========
 Reserves for loss on investments .....    $     19     $     0     $    0     $       0      $     19
                                           ========     =======     ======     =========      ========
Reserves included in liabilities--
 Reserve for post-retirement health
   care ...............................    $ 98,717     $ 1,311     $3,725     $  (6,773)     $ 96,980
 Reserve for coal miners retiree health
   care ...............................      78,125           0          0          (817)       77,308
 Reserves for employee benefits .......      16,439      12,216      2,896        (6,927)       24,624
 Reserves for environmental expenses ..      26,356           0      1,255          (802)       26,809
 Reserves for insurance claims ........      14,133       7,746      1,972       (11,013)       12,838
 Other ................................      18,537       5,212       (837)       (5,232)       17,680
                                           --------     -------     ------     ---------      --------
  Total liability reserves ............    $252,307     $26,485     $9,011     $ (31,564)     $256,239
                                           ========     =======     ======     =========      ========

                                                                     SCHEDULE II


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                      For the Year Ended December 31, 1995
                                 (In Thousands)


                                                             Additions         Deductions
                                                       --------------------- -------------
                                                                                Charges
                                                         Charged               for Which
                                            Balance     to Costs    Charged     Reserves      Balance
                                         December 31,      and     to Other       Were      December 31,
Description                                  1994       Expenses   Accounts     Created         1995
--------------------------------------- -------------- ---------- ---------- ------------- -------------
Reserves deducted from assets--
 Reserves for doubtful accounts .......    $ 16,091     $14,768    $      0    $ (14,850)     $ 16,009
                                           ========     =======    ========    =========      ========
 Reserves for loss on investments .....    $     19     $     0    $      0    $       0      $     19
                                           ========     =======    ========    =========      ========
Reserves included in liabilities--
 Reserve for post-retirement health
   care ...............................    $102,382     $ 1,150    $  3,974    $  (8,789)     $ 98,717
 Reserve for coal miners retiree health
   care ...............................      68,693      10,000           0         (568)       78,125
 Reserves for employee benefits .......      12,453      11,039         169       (7,222)       16,439
 Reserves for environmental expenses ..       9,850      15,350       1,920         (764)       26,356
 Reserves for insurance claims ........       9,890       8,978       5,876      (10,611)       14,133
 Other ................................      18,753       5,642      (1,008)      (4,850)       18,537
                                           --------     -------    --------    ---------      --------
  Total liability reserves ............    $222,021     $52,159    $ 10,931    $ (32,804)     $252,307
                                           ========     =======    ========    =========      ========

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


                               EASTERN ENTERPRISES
                               Registrant


                                   By   /s/ JAMES J. HARPER
                                      ----------------------------------
                                         JAMES J. HARPER
                                         Vice President and Controller
                                         (Chief Accounting Officer)



Date: February 27, 1998.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of February, 1998.





SIGNATURE                                 TITLE


 /s/ J. ATWOOD IVES                       Chairman and Chief Executive Officer
-------------------------------------     and Trustee
     J. ATWOOD IVES


 /s/ RICHARD R. CLAYTON                   President and Chief Operating Officer
-------------------------------------     and Trustee
     RICHARD R. CLAYTON


 /s/ WALTER J. FLAHERTY
-------------------------------------     Senior Vice President and Chief
     WALTER J. FLAHERTY                   Financial Officer


 /s/ JAMES R. BARKER
-------------------------------------     Trustee
     JAMES R. BARKER


 /s/ JOHN D. CURTIN, JR.
-------------------------------------     Trustee
     JOHN D. CURTIN, JR.


 /s/ SAMUEL FRANKENHEIM
-------------------------------------     Trustee
     SAMUEL FRANKENHEIM


 /s/ LEONARD R. JASKOL
-------------------------------------     Trustee
     LEONARD R. JASKOL


 /s/ WENDELL J. KNOX
-------------------------------------     Trustee
     WENDELL J. KNOX


 /s/ RINA K. SPENCE
-------------------------------------     Trustee
     RINA K. SPENCE


 /s/ DAVID B. STONE
-------------------------------------     Trustee
     DAVID B. STONE

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

10.16.2 -- Amendment to Eastern's Headquarters Retirement Plan, dated June
           26, 1997.

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

10.22   -- Eastern's 1992 Restricted Stock Plan (incorporated by reference).

10.23   -- Eastern's Restricted Stock Plan for Non-Employee Trustees
           (incorporated by reference).

10.24   -- Eastern's 1994 Deferred Compensation Plan (incorporated by reference).

10.24.1 -- Amendment to Eastern's Deferred Compensation Plan, dated December
           8, 1995 (incorporated by reference).

10.24.2 -- Amendment to Eastern's Deferred Compensation Plan, dated July 25,
           1996 (incorporated by reference).

10.25   -- Eastern Enterprises Executive Stock Purchase Loan Plan, as amended
           February 27, 1997 (incorporated by reference).

10.26   -- Credit Agreement, dated as of December 31, 1994, by and between
           Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference).

10.26.1 -- Amendment No. 1 to Credit Agreement, dated as of December 31,
           1995, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference).

10.26.2 -- Amendment No. 2 to Credit Agreement, dated as of December 31,
           1996, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference).

13.1    -- Portions incorporated herein of annual report to shareholders for the year ended December 31, 1997.

21.1    -- Subsidiaries of the registrant.

23.1    -- Consent of Arthur Andersen LLP.

27.1    -- Financial Data Schedule.