Form 10-Q
period 1998-03-31
EASTERN ENTERPRISES
filed 1998-04-23
CIK 311259

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q



[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1998
                              ---------------------------------------

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


                                  781-647-2300
---------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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


The number of shares of Common Stock outstanding of Eastern Enterprises as of April 22, 1998 was 20,423,164.

                                                                Form 10-Q
                                                                Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Earnings
----------------------------------

                                                                                Three months ended March 31,
(In thousands, except per share amounts)                                                1998           1997
-----------------------------------------------------------------------------------------------------------
Revenues                                                                            $342,919       $376,920

Operating costs and expenses:
   Operating costs                                                                   235,645        272,559
   Selling, general and administrative expenses                                       29,624         29,081
   Depreciation and amortization                                                      23,241         22,303
                                                                                    --------       --------
                                                                                     288,510        323,943
                                                                                    --------       --------
Operating earnings                                                                    54,409         52,977

Other income (expense):
   Interest income                                                                     2,617          2,105
   Interest expense                                                                   (8,532)        (8,790)
   Equity in loss of AllEnergy                                                             -         (1,277)
   Other, net                                                                          1,290            (27)
                                                                                    --------       --------
Earnings before income taxes                                                          49,784         44,988
Provision for income taxes                                                            18,861         16,765
                                                                                    --------       --------
Earnings before extraordinary item                                                    30,923         28,223
Extraordinary provision for early extinguishment
   of debt, net of tax                                                                (1,465)             -
                                                                                    --------       --------
Net earnings                                                                        $ 29,458       $ 28,223
                                                                                    ========       ========
Basic earnings per share before extraordinary
   item                                                                             $   1.51       $   1.39
Extraordinary provision for early extinguishment
   of debt, net of tax                                                                  (.07)             -
                                                                                    ========       ========
Basic earnings per share                                                            $   1.44       $   1.39
                                                                                    ========       ========
Diluted earnings per share before extraordinary
   item                                                                             $   1.50       $   1.38

Extraordinary provision for early extinguishment
   of debt, net of tax                                                                  (.07)             -
                                                                                    --------       --------
Diluted earnings per share                                                          $   1.43       $   1.38
                                                                                    ========       ========
Dividends per share                                                                 $    .41       $    .40
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

                                                                Form 10-Q
                                                                Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                     March 31,           Dec. 31,          March 31,
(In thousands)                                                            1998               1997               1997
--------------------------------------------------------------------------------------------------------------------
Current assets:
  Cash and short-term investments                                   $  122,791         $  175,274         $  174,492
  Receivables, less reserves                                           153,169            108,575            149,846
  Inventories                                                           36,005             56,644             37,452
  Deferred gas costs                                                    32,062             66,595             26,791
  Other current assets                                                   4,287              5,145              5,242
                                                                    ----------         ----------         ----------
    Total current assets                                               348,314            412,233            393,823

Property and equipment, at cost                                      1,541,168          1,516,186          1,456,749
  Less--accumulated depreciation                                       683,468            662,628            629,376
                                                                    ----------         ----------         ----------
    Net property and equipment                                         857,700            853,558            827,373

Other assets:
  Deferred post-retirement health care
    costs                                                               82,587             83,926             87,404
  Investments                                                           15,879             15,072             30,413
  Deferred charges and other costs,
    less amortization                                                   69,354             69,568             53,992
                                                                    ----------         ----------         ----------
    Total other assets                                                 167,820            168,566            171,809
                                                                    ----------         ----------         ----------
    Total assets                                                    $1,373,834         $1,434,357         $1,393,005
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

                                                                Form 10-Q
                                                                Page 4.


Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                     March 31,           Dec. 31,           March 31,
(In thousands)                                                            1998               1997                1997
----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Current debt                                                      $   20,651          $  44,051          $   43,679
  Accounts payable                                                      68,573             67,740              51,308
  Accrued expenses                                                      57,799             37,143              52,075
  Other current liabilities                                             66,717             65,762              66,021
                                                                   -----------        -----------         -----------
     Total current liabilities                                         213,740            214,696             213,083

Gas inventory financing                                                 31,610             55,502              34,636

Long-term debt                                                         292,787            342,142             346,081

Reserves and other liabilities:
  Deferred income taxes                                                 97,594             98,863              93,473
  Post-retirement health care                                           94,708             95,120              96,606
  Coal miners retiree health care                                       55,632             57,000              59,938
  Preferred stock of subsidiary                                         29,335             29,326              29,301
  Other reserves                                                        88,399             92,647              70,383
                                                                   -----------        -----------         -----------
    Total reserves and other
      liabilities                                                      365,668            372,956             349,701

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
  Authorized shares -- 50,000,000
  Issued shares - 20,442,907 at
    March 31, 1998, December 31, 1997
    and March 31, 1997                                                  20,443             20,443              20,443
  Capital in excess of par value                                        32,342             32,663              33,654
  Retained earnings                                                    416,761            395,662             396,601
  Accumulated other comprehensive
    earnings                                                             1,197              1,873               1,472
  Treasury stock at cost -  20,783
    shares at March 31, 1998; 54,928
    shares at December 31, 1997 and
    103,074 shares at March 31, 1997                                     (714)            (1,580)             (2,666)
                                                                   ----------         ----------          ----------
     Total shareholders' equity                                       470,029            449,061             449,504
                                                                   ----------         ----------          ----------
     Total liabilities and
      shareholders' equity                                         $1,373,834         $1,434,357          $1,393,005
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

                                                                Form 10-Q
                                                                Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash Flows
------------------------------------
                                                                                      Three months ended March 31,
(In thousands)                                                                              1998              1997
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                          $ 29,458          $ 28,223
  Adjustments to reconcile net earnings to net
      cash provided by operating activities:
  Depreciation and amortization                                                           23,241            22,303
  Income taxes and tax credits                                                            10,915            16,837
  Net loss on early extinguishment of debt                                                 1,465                 -
  Net gain on sale of assets                                                              (1,135)                -
  Other changes in assets and liabilities:
      Receivables                                                                        (44,594)          (52,991)
      Inventories                                                                         20,639            23,819
      Deferred gas costs                                                                  34,533            48,546
      Accounts payable                                                                       833           (22,806)
      Other                                                                               10,366             7,860
                                                                                        --------          --------
  Net cash provided by operating activities                                               85,721            71,791

Cash flows from investing activities:
  Capital expenditures                                                                   (27,056)          (12,038)
  Proceeds on sale of assets                                                               5,654                 -
  Investments                                                                             (5,273)           (7,110)
  Other                                                                                     (790)              (65)
                                                                                        --------          --------
  Net cash used by investing activities                                                  (27,465)          (19,213)
Cash flows from financing activities:
  Dividends paid                                                                          (8,359)           (8,122)
  Changes in notes payable                                                               (23,500)          (17,400)
  Repayment of long-term debt                                                            (51,509)           (1,423)
  Changes in gas inventory financing                                                     (23,892)          (20,958)
  Other                                                                                    1,573             1,091
                                                                                        --------          --------
  Net cash used by financing activities                                                 (105,687)          (46,812)
Net increase (decrease) in cash and
  cash equivalents                                                                       (47,431)            5,766
Cash and cash equivalents at beginning of year                                           170,222           159,804
                                                                                        --------          --------
Cash and cash equivalents at end of period                                               122,791           165,570
Short-term investments                                                                         -             8,922
                                                                                        --------          --------
Cash and short-term investments                                                         $122,791          $174,492
                                                                                        ========          ========


The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6.


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1998


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1997 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:

                                                                                        Three months ended March 31,
(In thousands)                                                                              1998                1997
--------------------------------------------------------------------------------------------------------------------
Weighted average shares                                                                   20,414              20,328
Dilutive effect of options                                                                   171                  90
                                                                                          ------              ------
Adjusted weighted average shares                                                          20,585              20,418
                                                                                          ======              ======


2.  Change in Accounting Principles

Effective January 1, 1998, Eastern adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains on securities and minimum pension liability adjustments. Eastern's total comprehensive earnings were as follows:

                                                                Form 10-Q
                                                                Page 7.

                                                                                       Three months ended March 31,
(In thousands)                                                                    1998                        1997
------------------------------------------------------------------------------------------------------------------
Net earnings                                                                   $29,458                     $28,223
   Unrealized gains on securities:
     Unrealized holding gains arising
       during period                                                               478                         257
     Less: reclassification adjustment
       for gains included in net earnings                                       (1,154)                          -
                                                                               -------                     -------
                                                                                  (676)                        257
                                                                               -------                     -------
Comprehensive earnings                                                         $28,782                     $28,480
                                                                               =======                     =======



3.  Debt

In March 1998, Midland utilized currently available cash to call $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, Midland recognized an extraordinary charge of $2,254,000 pretax, $1,465,000 net, or $.07 per share.

Midland has entered into a treasury rate lock in order to hedge the interest rate on long-term debt anticipated to be issued in late 1998. The treasury rate lock is for $20 million at a 10-year treasury rate of 5.617%. Upon issuance of the debt, any gain or loss realized on the treasury rate lock will be amortized to interest expense over the term of the related debt.


4.  Inventories

The components of inventories were as follows:
                                                                      March 31,          Dec. 31,        March 31,
(In thousands)                                                             1998              1997             1997
------------------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                               $24,174           $44,590          $25,017
Other materials, supplies and marine
  fuels                                                                  11,831            12,054           12,435
                                                                        -------           -------          -------
                                                                        $36,005           $56,644          $37,452
                                                                        =======           =======          =======


5.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:
                                                                                     Three months ended March 31,
(In thousands)                                                                              1998             1997
------------------------------------------------------------------------------------------------------------------
Cash paid during the period for:
  Interest, net of amounts capitalized                                                   $ 3,839          $ 1,631
  Income taxes                                                                           $ 8,168          $   160

                                                                Form 10-Q
                                                                Page 8.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues:                                                 Three months ended March 31,
(In thousands)                                                  1998              1997          Change
------------------------------------------------------------------------------------------------------
Boston Gas                                                  $280,261          $312,538        (10)%
Midland                                                       62,658            64,382         (3)%
                                                            --------          --------
  Total                                                     $342,919          $376,920         (9)%
                                                            ========          ========


  Operating Earnings:                                     Three months ended March 31,
  (In thousands)                                                 1998             1997          Change
  ----------------------------------------------------------------------------------------------------
  Boston Gas                                                 $51,623          $48,791           6%
  Midland                                                      6,088            5,428          12%
  ServicEdge                                                  (2,137)               -          nm
  Headquarters                                                (1,165)          (1,242)          6%
                                                             -------          -------
     Total                                                   $54,409          $52,977           3%
                                                             =======          =======

Boston Gas



The decrease in Boston Gas revenues was primarily attributable to the pass through of lower gas costs ($25 million) and the migration of customers from firm sales to transportation-only services ($12 million), factors that have no impact on Boston Gas' operating earnings. The Company earns all of its margins on the local distribution of gas and none on the sale of the commodity itself. The revenue decrease also reflects 4% warmer weather ($10 million), partially offset by higher non-firm sales and growth in throughput. Weather for the first quarter of 1998 was 11% warmer than normal.

Operating earnings for 1998 increased by $2.8 million, reflecting lower operating costs ($4 million), higher average rates and the impact of throughput growth, partially offset by the margin impact of warmer weather ($3 million) and the absence of a pension settlement gain reflected in 1997 ($2 million). The decrease in operating costs reflects weather-related reductions and cost control measures.

Midland Enterprises

Weak export grain and coal markets continued to place downward pressure on spot and contract renewal rates, contributing to a 3% decline in first quarter revenues. Offsetting this market weakness, lower fuel prices and improved river conditions contributed to a 12% increase in operating earnings.

Thirty-year record flood levels in March of 1997 severely impacted operations on the Ohio River and its tributaries and significantly increased operating costs. 1998 operating conditions in these areas have been more normal, although El Nino-related weather patterns caused delays and flooding in Midland's southeastern and Gulf operations, impacting operating efficiencies and costs, while also reducing winter heating related coal demand throughout the Midwest.

                                                                Form 10-Q
                                                                Page 9.




First quarter tonnage increased 9% over 1997, while related ton miles declined 5%, reflecting increased utility demand from existing customers as well as new multi-year industrial coal contracts. Coal ton miles were unchanged from 1997, reflecting shorter average trip lengths and weaker demand for export coal. Non-coal tonnage and ton miles declined 6% and 9%, respectively, as compared with 1997, primarily reflecting weak export grain demand and reduced towing for other carriers.

Other

ServicEdge's  operating  loss of $2.1  million  for the  first  quarter  of 1998
reflects  general  and  administrative   expenses  in  preparation  for  serving
customers beginning in April 1998.

In 1997, other income includes a loss of $1.3 million, representing Eastern's share of AllEnergy's operating losses. Eastern sold its investment in AllEnergy in December 1997.

In 1998, other, net includes realized gains on investments of $1.1 million.

In March 1998, Eastern recognized an extraordinary loss of $2.3 million pretax, $1.5 million net, or $.07 per share on the early extinguishment of $50 million of Midland debt, as discussed in Note 2 of Notes to Financial Statements.

In March 1998, the U.S. Supreme Court heard oral arguments in Eastern's challenge to the constitutionality of the Coal Industry Retiree Health Benefit Act of 1992 as applied to Eastern. The Supreme Court's ruling is expected by June 30, 1998.

FORWARD-LOOKING INFORMATION

This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, temperatures above or below normal in Boston Gas' service area, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the start-up of ServicEdge, including expense levels and customer acceptance, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental and Coal Act liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.

                                                                Form 10-Q
                                                                Page 10.



LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources and the borrowing discussed below, are more than sufficient to meet Eastern's 1998 capital expenditure and working capital requirements, potential funding of its Coal Act and environmental liabilities, normal debt repayments and anticipated dividend payments to shareholders.

Consolidated capital expenditures are budgeted at approximately $110 million, with about 55% at Boston Gas and the balance at Midland.

As discussed in Note 2, in March 1998, Midland utilized currently available cash to call $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. Midland currently expects to borrow up to $75 million later in 1998 to refinance the called debt and to fund capital expenditures for barges during 1998 and 1999. Midland has entered into a treasury rate lock in order to hedge the interest rate for $20 million of this debt, as discussed in Note 2.

                                                                Form 10-Q
                                                                Page 11.




                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Eastern issued an aggregate of 7,864 shares of its common stock on January 28, 1998 to executives of Eastern and its subsidiaries, other than its Chairman and Chief Executive Officer and President and Chief Operating Officer, pursuant to Eastern's Executive Incentive Compensation Plan ("Incentive Plan"). Eastern issued 2,025 shares of its common stock on February 25, 1998 to its Chairman and Chief Executive Officer and President and Chief Operating Officer pursuant to its Incentive Plan. The issuances of such shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on April 22, 1998, at which the shareholders voted to elect the following Trustees for terms of office expiring at the 2001 Annual Meeting of Shareholders:


         James R. Barker, with 17,875,645 shares voting for and 88,123 shares withholding authority;

         Samuel Frankenheim, with 17,871,689 shares voting for and 88,123 shares withholding authority;

         J. Atwood Ives, with 17,876,577 shares voting for and 88,123 shares withholding authority;


Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits

                    10.5.2 Eastern's amended and restated Deferred Compensation Plan for Trustees, dated
                              April 22, 1998.
                    10.9.3    Amendment to Trust Agreement between
                              Eastern  and Key  Trust  Company  of
                              Ohio,  N.A.,  as successor  trustee,
                              dated February 25, 1998.
                    10.15.1 Letter agreements dated February 25, 1998 with each of J. A. Ives and R. R. Clayton terminating letter agreements dated April 28, 1994 regarding SERP benefits.
                    10.21.1   Amendment    to    Eastern's    1996
                              Non-Employee  Trustees' Stock Option
                              Plan, effective April 22, 1998.
                    27.1      Financial Data Schedule.

         (b)      Report on Form 8-K

                  There were no reports on Form 8-K filed in the first quarter of 1998.

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







                                          EASTERN ENTERPRISES



                                        By  /s/ WALTER J. FLAHERTY
                                          ------------------------
                                             Walter J. Flaherty
                                            Senior Vice President
                                           Chief Financial Officer


Date:  April 23, 1998                   By /S/ JAMES J. HARPER
                                          ---------------------------
                                                James J. Harper
                                         Vice President and Controller
                                            (Chief Accounting Officer)