Form 10-Q
period 1998-06-30
EASTERN ENTERPRISES
filed 1998-07-23
CIK 311259

                                  Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1998
                              ---------------------------
                                    OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   -----------------
Commission File Number 1-2297


                              EASTERN ENTERPRISES
        -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 MASSACHUSETTS                        04-1270730
        ------------------------------            -------------------
        (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)           Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02493
        -------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                  781-647-2300
        -------------------------------------------------------------
              (Registrant's telephone number, including area code)

        -------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No
   ----    ----

The number of shares of Common Stock outstanding of Eastern Enterprises as of July 22, 1998 was 20,432,396.

                                                                Form 10-Q
                                                                Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
------------------------------------
                                                               Three months ended                 Six months ended
                                                                   June 30,                           June 30,
 (In thousands, except per share amounts)                   1998              1997             1998            1997
--------------------------------------------------------------------------------------------------------------------
Revenues                                               $192,621          $207,856         $535,540        $584,776
Operating costs and expenses:
  Operating costs                                       132,681           146,796          368,326         419,355
  Selling, general & adminis-
     trative expenses                                    26,704            26,497           56,328          55,578
  Depreciation & amortization                            16,649            15,934           39,890          38,237
                                                       --------          --------         --------        --------
                                                        176,034           189,227          464,544         513,170
                                                       --------          --------         --------        --------
Operating earnings                                       16,587            18,629           70,996          71,606
Other income (expense):
  Interest income                                         1,493             2,228            4,110           4,333
  Interest expense                                       (6,998)           (8,535)         (15,530)        (17,325)
  Equity in loss of AllEnergy                                 -            (1,821)               -          (3,098)
  Other, net                                                777                85            2,067              58
                                                       --------          --------         --------         -------
Earnings before income taxes                             11,859            10,586           61,643          55,574
Provision for income taxes                                4,514             1,548           23,375          18,313
                                                       --------          --------         --------         -------
Earnings before extraordinary
  items                                                   7,345             9,038           38,268          37,261
Extraordinary items,net of tax:
  Credit for coal miners
    retiree health care                                  48,425                 -           48,425               -
  Loss on early
    extinguishment of debt                                    -                 -           (1,465)              -
                                                       --------          --------         --------        --------
Net earnings                                           $ 55,770          $  9,038         $ 85,228        $ 37,261
                                                       ========          ========         ========        ========
Basic earnings per share before
  extraordinary items                                  $    .36          $    .44         $   1.87        $   1.83
Extraordinary items, net of tax:
  Credit for coal miners
    retiree health care                                    2.37                 -             2.37               -
  Loss on early
   extinguishment of debt                                     -                 -             (.07)              -
                                                       --------          --------         --------        --------
Basic earnings per share                               $   2.73          $    .44         $   4.17        $   1.83
                                                       ========          ========         ========        ========
Diluted earnings per share before
  extraordinary items                                  $    .36          $    .44         $   1.86        $   1.82
Extraordinary items, net of tax:
  Credit for coal miners
    retiree health care                                    2.35                 -             2.35               -
  Loss on early
    extinguishment of debt                                    -                 -             (.07)              -
                                                       --------          --------         --------        --------
Diluted earnings per share                             $   2.71          $    .44         $   4.14        $   1.82
                                                       ========          ========         ========        ========
Dividends per share                                    $    .41          $    .40         $    .81        $    .80
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

                                                                Form 10-Q
                                                                Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                      June 30,           Dec. 31,             June 30,
(In thousands)                                                            1998               1997                 1997
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                   $  106,440         $  175,274           $  170,087
  Receivables, less reserves                                            96,535            108,575               95,392
  Inventories                                                           40,072             56,644               43,064
  Deferred gas costs                                                    24,979             66,595               17,048
  Other current assets                                                   7,077              5,145                6,607
                                                                    ----------         ----------           ----------
     Total current assets                                              275,103            412,233              332,198
Property and equipment, at cost                                      1,561,523          1,516,186            1,466,529
   Less--accumulated depreciation                                      696,945            662,628              640,816
                                                                    ----------         ----------           ----------
      Net property and equipment                                       864,578            853,558              825,713
Other assets:
  Deferred post-retirement health care
    costs                                                               81,247             83,926               86,245
  Investments                                                           15,805             15,072               26,042
  Deferred charges and other costs,
    less amortization                                                   68,525             69,568               47,205
                                                                    ----------         ----------           ----------
     Total other assets                                                165,577            168,566              159,492
                                                                    ----------         ----------           ----------
     Total assets                                                   $1,305,258         $1,434,357           $1,317,403
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

                                                                Form 10-Q
                                                                Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                          June 30,              Dec. 31,             June 30,
(In thousands)                                                                1998                  1997                 1997
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                          $    4,545          $     44,051          $     4,583
  Accounts payable                                                          39,719                67,740               43,943
  Accrued expenses                                                          41,722                37,143               35,420
  Other current liabilities                                                 46,372                65,762               59,830
                                                                        ----------          ------------          -----------
     Total current liabilities                                             132,358               214,696              143,776

Gas inventory financing                                                     29,185                55,502               29,990

Long-term debt                                                             291,461               342,142              345,084

Reserves and other liabilities:
  Deferred income taxes                                                    124,163                98,863               94,184
  Post-retirement health care                                               94,188                95,120               96,155
  Coal miners retiree health care                                                -                57,000               58,949
  Preferred stock of subsidiary                                             29,343                29,326               29,309
  Other reserves                                                            87,027                92,647               69,458
                                                                        ----------          ------------          -----------
      Total reserves and other
         liabilities                                                       334,721               372,956              348,055

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized  shares -- 50,000,000
   Issued shares -- 20,442,907 at
   June 30, 1998 and December 31, 1997;
   20,441,907 at June 30, 1997                                              20,443                20,443               20,443
  Capital in excess of par value                                            32,547                32,663               32,716
  Retained earnings                                                        464,145               395,662              397,490
  Accumulated other comprehensive
    earnings                                                                   780                 1,873                2,127
  Treasury stock at cost - 11,131
    shares at June 30, 1998; 54,928
    shares at December 31, 1997 and
    88,252 shares at June 30, 1997                                           (382)               (1,580)              (2,278)
                                                                        ----------          -----------           ----------
       Total shareholders' equity                                          517,533              449,061              450,498
                                                                        ----------          -----------           ----------
     Total liabilities and
       shareholders' equity                                             $1,305,258          $ 1,434,357           $1,317,403
                                                                        ==========          ===========           ==========


The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash flows
------------------------------------
                                                                                              Six months ended June 30,
(In thousands)                                                                                 1998                1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                            $  85,228           $  37,261
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                                              39,890              38,237
  Income taxes and tax credits                                                                2,934               9,771
  Net credit for coal miners retiree
    health care                                                                             (48,425)                  -
  Net loss on early extinguishment of debt                                                    1,465                   -
  Net gain on sale of assets                                                                 (1,625)                  -
  Other changes in assets and liabilities:
    Receivables                                                                              12,040               1,462
    Inventories                                                                              16,572              18,207
    Deferred gas costs                                                                       41,616              58,289
    Accounts payable                                                                        (28,021)            (30,172)
    Other                                                                                    (7,202)               (604)
                                                                                          ---------           ---------
  Net cash provided by operating activities                                                 114,472             132,451
Cash flows from investing activities:
  Capital expenditures                                                                      (49,882)            (25,915)
  Proceeds on sale of assets                                                                  5,654                   -
  Investments                                                                                  (162)             (7,400)
  Other                                                                                        (115)               (727)
                                                                                          ---------           ---------
  Net cash used by investing activities                                                     (44,505)            (34,042)
Cash flows from financing activities:
  Dividends paid                                                                            (16,732)            (16,257)
  Changes in notes payable                                                                  (39,700)            (56,600)
  Repayment of long-term debt                                                               (52,741)             (2,332)
  Changes in gas inventory financing                                                        (26,317)            (25,604)
  Other                                                                                       1,741                 491
                                                                                          ---------           ---------
Net cash used by financing activities                                                      (133,749)           (100,302)
Net decrease in cash and cash equivalents                                                   (63,782)             (1,893)
Cash and cash equivalents at beginning of year                                              170,222             159,804
                                                                                          ---------           ---------
Cash and cash equivalents at end of period                                                  106,440             157,911
Short-term investments                                                                            -              12,176
                                                                                          ---------           ---------
Cash and short-term investments                                                           $ 106,440           $ 170,087
                                                                                          =========           =========



The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6.


                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                                 June 30, 1998



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

Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:

                                                            Three months ended June 30,        Six months ended June 30,
(In thousands)                                                 1998                1997            1998             1997
------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                      20,429              20,349          20,421           20,339
Dilutive effect of options                                      151                  93             161               91
                                                             ------              ------          ------           ------
Adjusted weighted average shares                             20,580              20,442          20,582           20,430
                                                             ======              ======          ======           ======

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

                                                                Form 10-Q
                                                                Page 7.

                                                          Three months ended June 30,         Six months ended June 30,
(In thousands)                                                1998               1997            1998             1997
----------------------------------------------------------------------------------------------------------------------
Net earnings                                               $55,570            $ 9,038         $85,228          $37,261
 Unrealized gains on securities:
  Unrealized holding gains
   arising during period                                        79                655             557              912
  Less:  reclassification
   adjustment for gains included
   in net earnings                                            (496)                 -          (1,650)               -
                                                           -------            -------         -------          -------
                                                              (417)               655          (1,093)             912
                                                           -------            -------         -------          -------
Comprehensive earnings                                     $55,153            $ 9,693         $84,135          $38,173
                                                           =======            =======         =======          =======


3.  Coal Miners Retiree Health Care

On June 25, 1998 the U.S. Supreme Court ruled that the Coal Industry Retiree Health Benefit Act of 1992 ("the Coal Act") is unconstitutional as applied to Eastern.

Beginning in 1993, Eastern recorded provisions totaling $80.0 million to fund its liability under the Coal Act. As a result of the Supreme Court's decision, Eastern reversed those provisions, less associated expenses, resulting in an extraordinary gain of $74.5 million pre-tax, $48.4 million net or $2.35 per share in the second quarter of 1998.


4.  Debt

In March 1998, Midland utilized currently available cash to call $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, Midland recognized an extraordinary charge of $2,254,000 pretax, $1,465,000 net, or $.07 per share.

Midland has entered into treasury rate locks in order to hedge the interest rate on long-term debt anticipated to be issued in late 1998. The treasury rate locks are for $75 million at a weighted average 10-year treasury rate of 5.676%. Upon issuance of the debt, any gain or loss realized on the treasury rate lock will be amortized to interest expense over the term of the related debt.

5.  Inventories

The components of inventories were as follows:

                                                         June 30,             Dec. 31,            June 30,
(In thousands)                                               1998                 1997                1997
----------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                $ 29,285             $ 44,590            $ 30,669
Other materials, supplies and
     marine fuels                                          10,787               12,054              12,395
                                                         --------             --------            --------
                                                         $ 40,072             $ 56,644            $ 43,064
                                                         ========             ========            ========

                                                                Form 10-Q
                                                                Page 8.

6.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                                        Six months ended June 30,
(In thousands)                                                                              1998             1997
-----------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                                   $16,194          $16,762
  Income taxes                                                                           $20,625          $ 8,981


                                                                Form 10-Q
                                                                Page 9.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues:                                                  Three months ended June 30,
(In thousands)                                                  1998              1997          Change
------------------------------------------------------------------------------------------------------
Boston Gas                                                  $126,974          $139,743           (9)%
Midland                                                       65,163            68,113           (4)%
ServicEdge                                                       484                 -            nm
                                                            --------          --------
  Total                                                     $192,621          $207,856           (7)%
                                                            ========          ========

                                                             Six months ended June 30,
                                                                 1998             1997          Change
------------------------------------------------------------------------------------------------------
  Boston Gas                                                 $407,235         $452,281           (10)%
  Midland                                                     127,821          132,495            (4)%
  ServicEdge                                                      484                -             nm
                                                             --------         --------
    Total                                                    $535,540         $584,776            (8)%
                                                             ========         ========


Boston Gas

Lower revenues for the second quarter of 1998 reflect warmer weather ($15 million) and the migration of customers from firm sales to transportation-only service ($4 million), partially offset by throughput growth and the pass through of higher gas costs. Weather in the second quarter was 3% warmer than normal, in contrast to 24% colder than normal weather in the previous year.

The decrease in year-to-date revenues in 1998 reflects warmer weather ($25 million), the pass through of lower gas costs ($23 million) and migration to transportation ($16 million), partially offset by higher non-firm sales and throughput growth. Year-to-date weather was 9% warmer than normal, compared to near normal weather in 1997.

Midland Enterprises

River transportation markets in the second quarter were nearly unchanged from those experienced in the first quarter of 1998. Weak demand for export coal and grain continued during the quarter, resulting in an oversupply of barges and placing downward pressure on spot and contract renewal rates. The strengthening of the U.S. dollar and the economic problems of Southeast Asia have contributed to the export market weakness. Increased demand for domestic coal by electric utility and industrial customers offset much of the reduced export volume. However, lower fuel prices decreased rates on multi-year contracts containing fuel price adjustment clauses.

Second quarter and year-to-date tonnage increased 6% and 8%, respectively, while related ton miles declined 2% for the quarter and 4% year-to-date as compared to 1997. The tonnage increases primarily reflect replacement of reductions in export tonnage with shorter haul domestic movements. Coal tonnage increased 10% and 14% for the quarter and first six months of 1998, respectively, with coal tonnage under multi-year contracts to utility and industrial customers increasing 20% in the quarter and 28% year-to-date. Reduced spot and export coal tonnage was partially offsetting. Non-coal tonnage was flat for the second quarter and 3% lower for 1998 year-to-date, due to significantly lower grain shipments, partially offset by increased aggregate tonnage and towing for others.

                                                                Form 10-Q
                                                                Page 10.

ServicEdge

Revenues for the second quarter of 1998 reflect the commencement of services to customers in April 1998.

Operating Earnings:
                                                           Three months ended June 30,
(In thousands)                                                  1998              1997             Change
----------------------------------------------------------------------------------------------------------
Boston Gas                                                   $12,919           $11,368             14%
Midland                                                        7,719             9,103            (15)%
ServicEdge                                                    (2,520)                -             nm
Headquarters                                                  (1,531)           (1,842)            17%
                                                             -------           -------
  Total                                                      $16,587           $18,629            (11)%
                                                             =======           =======

                                                            Six months ended June 30,
                                                                1998             1997             Change
--------------------------------------------------------------------------------------------------------
Boston Gas                                                   $64,542          $60,159              7%
Midland                                                       13,807           14,531             (5)%
ServicEdge                                                    (4,657)               -              nm
Headquarters                                                  (2,696)          (3,084)             13%
                                                             -------          -------
  Total                                                      $70,996          $71,606             (1)%
                                                             =======          =======



Boston Gas

Operating earnings for the second quarter of 1998 increased by $1.6 million, reflecting lower operating costs ($5 million) and growth in throughput, partially offset by the margin impact of warmer weather ($5 million).

Operating earnings for the first six months of 1998 increased by $4.4 million, reflecting lower operating costs ($8 million), growth in throughput and higher average rates, partially offset by the margin impact of warmer weather ($8 million) and the absence of a pension settlement gain reflected in 1997 ($2 million).

The pass through of higher or lower gas costs and migration to transportation-only service have no impact on Boston Gas' operating earnings. The Company earns all of its margins on the local distribution of gas and none on the resale of the commodity.

Midland Enterprises

Operating earnings for the second quarter and year-to-date 1998 decreased by $1.8 million and $0.7 million, respectively, reflecting weaker market conditions, as described above and adverse operating conditions attributable to El Nino-related storms in 1998, particularly in the Southeast and Gulf regions. These storms continued to cause high water conditions and intermittent operational delays and resulted in increased vessel costs similar to the impact of record flooding on the Ohio River in the comparable period in 1997. In addition, fleet operational efficiency was negatively impacted by the lack of export tonnage, as replacement tonnage did not produce equivalent pattern efficiency. Lower fuel costs partially offset the higher operating costs.

                                                                Form 10-Q
                                                                Page 11.

ServicEdge

ServicEdge's operating losses of $2.5 million for the second quarter and $4.7 million for the first six months of 1998, reflect general and administrative expense associated with starting this new business.


Other:

Interest income and interest expense for the second quarter of 1998 decreased by $0.7 million and $1.5 million, respectively, primarily reflecting the use of short-term investments to redeem $50 million of Midland debt in March 1998, as discussed in Note 4 of Notes to Financial Statements. Eastern recognized an extraordinary loss of $2.3 million pretax, $1.5 million net, or $.07 per share on redeeming this debt.

In 1997, other income includes losses for the quarter and first six months of $1.8 million and $3.1 million, respectively, representing Eastern's share of AllEnergy's operating losses. Eastern sold its investment in AllEnergy in December 1997.

In 1998, other, net includes realized gains on investments of $0.5 million for the quarter and $1.6 million year-to-date.

In June 1998, The U.S. Supreme Court held the Coal Industry Retiree Health Benefit of 1992 ("Coal Act") to be unconstitutional, as applied to Eastern. As discussed in Footnote 3, the reversal of Coal Act provisions resulted in an extraordinary gain of $74.5 million pre-tax, $48.4 million net, or $2.35 per share in the second quarter of 1998.


FORWARD-LOOKING INFORMATION:

This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of strategic initiatives on earnings and cash flow, temperatures above or below normal in Boston Gas' service area, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the start-up of ServicEdge, including expense levels and customer acceptance, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.

                                                                Form 10-Q
                                                                Page 12.





LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources and the borrowing discussed below, are more than sufficient to meet Eastern's 1998 capital expenditure and working capital requirements, potential funding of its environmental liabilities, normal debt repayments and anticipated dividend payments to shareholders.

Consolidated capital expenditures are budgeted at approximately $110 million, with about 55% at Boston Gas and the balance at Midland.

As discussed in Note 3, in March 1998, Midland utilized currently available cash to redeem $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. Midland currently expects to borrow $75 million later in 1998 to refinance the redeemed debt and to fund capital expenditures for barges during 1998 and 1999. Midland has entered into treasury rate locks in order to hedge the interest rate for this debt, as discussed in Note 3.

In June 1998, the shareholders of Essex County Gas Company approved the proposed acquisition of that utility by Eastern. The merger, which will be accounted for on a pooling of interests basis, is subject to a number of conditions, including receipt of various state and federal regulatory approvals.

                                                                Form 10-Q
                                                                Page 13.





                           PART II. OTHER INFORMATION





Item 5.  Other Information

      Discretionary Voting Authority - 45 Day Advance Notice Requirement

         If a proponent fails to notify Eastern Enterprises by February 1, 1999 of a proposal for consideration at the 1999 Annual Shareholders Meeting, then the proxies named by management with respect to that meeting shall have discretionary voting authority with respect to that proposal.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits



                           27.1        Financial Data Schedule.




         (b)      Report on Form 8-K

                  On June 29, 1998 Eastern filed a Form 8-K which contained the press release announcing that the U.S. Supreme Court declared the Coal Industry Retiree Health Benefit Act of 1992 unconstitutional as applied to Eastern Enterprises.

                                                                Form 10-Q
                                                                Page 14.


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







                                          EASTERN ENTERPRISES



                                          By  /s/ JAMES J. HARPER
                                            -------------------------
                                                  James J. Harper
                                           Vice President and Controller
                                             (Chief Accounting Officer)


                                          By /s/ WALTER J. FLAHERTY
                                            -------------------------
                                                 Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer






July 23, 1998