Form 10-Q
period 1998-09-30
EASTERN ENTERPRISES
filed 1998-10-29
CIK 311259

                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 1998
                              --------------------------------

                                                        OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              -------------------   -----------------

Commission File Number 1-2297


                               EASTERN ENTERPRISES
---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MASSACHUSETTS                         04-1270730
---------------------------------------              ----------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)             Identification No.)


                  9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02493
---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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


The number of shares of Common Stock outstanding of Eastern Enterprises as of October 28, 1998 was 22,496,950.

                                                                Form 10-Q
                                                                Page 2.
PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statement of Operations
------------------------------------
                                                           Three months ended                Nine months ended
                                                              September 30,                    September 30,
 (In thousands, except per share amounts)                   1998              1997             1998            1997
-------------------------------------------------------------------------------------------------------------------
Revenues                                                $135,258          $142,184         $707,980        $758,324
Operating costs and expenses:
  Operating costs                                         96,982            98,631          485,009         535,375
  Selling, general & adminis-
      trative expenses                                    28,856            26,021           92,194          87,489
  Depreciation & amortization                             13,953            14,231           56,794          54,615
                                                        --------          --------         --------        --------
                                                         139,791           138,883          633,997         677,479
                                                        --------          --------         --------        --------
Operating earnings (loss)                                 (4,533)            3,301           73,983          80,845
Other income (expense):
  Interest income                                          1,438             2,293            5,548           6,626
 Interest expense                                         (7,465)           (8,950)         (24,495)        (27,814)
  Equity in loss of AllEnergy                                  -            (2,160)               -          (5,258)
  Other, net                                               3,155             1,139            5,384           1,321
                                                         -------          --------         --------         -------
Earnings (loss) before
  income taxes                                            (7,405)           (4,377)          60,420          55,720
Provision (credit) for
  income taxes                                            (3,646)           (1,561)          22,491          18,405
                                                         -------           -------         --------          ------

Earnings (loss) before
  extraordinary items                                     (3,759)           (2,816)          37,929          37,315
Extraordinary items,net of tax:
  Credit for coal miners
    retiree health care                                        -                 -           48,425               -
  Loss on early
    extinguishment of debt                                     -                 -           (1,465)              -
                                                        --------          --------          -------        --------

Net earnings (loss)                                     $ (3,759)         $ (2,816)        $ 84,889        $ 37,315
                                                        ========          ========         ========        ========
Basic earnings (loss) per share
  before extraordinary items                           $   (.17)         $   (.13)         $   1.69        $   1.67
Extraordinary items, net of tax:
  Credit for coal miners
   retiree health care                                        -                 -              2.16               -
  Loss on early
   extinguishment of debt                                     -                 -              (.07)              -
                                                       --------          --------          --------        --------
Basic earnings (loss) per share                        $   (.17)         $   (.13)         $   3.78        $   1.67
                                                       ========          ========          ========        ========
Diluted earnings (loss) per share
  before extraordinary items                           $   (.17)         $   (.13)         $   1.67        $   1.66
Extraordinary items, net of tax:
  Credit for coal miners
    retiree health care                                       -                 -             2.13               -
  Loss on early
    extinguishment of debt                                    -                 -             (.06)              -
                                                       --------          --------          --------        --------
Diluted earnings (loss) per share                      $   (.17)         $   (.13)         $   3.74        $   1.66
                                                       ========          ========          ========        ========

Dividends per share                                    $    .40          $    .40          $   1.21        $   1.19
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

                                                                Form 10-Q
                                                                Page 3.


Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                 September 30,       December 31,        September 30,
(In thousands)                                                            1998               1997                 1997
ASSETS
Current assets:
  Cash and short-term investments                                   $  167,501         $  175,709           $  181,482
  Receivables, less reserves                                            63,675            111,240               54,632
 Inventories                                                            56,176             61,336               64,955
  Deferred gas costs                                                    48,853             66,916               49,750
  Other current assets                                                   9,247              5,867                9,083
                                                                    ----------          ---------            ---------
     Total current assets                                              345,452            421,068              359,902

Property and equipment, at cost                                      1,699,539          1,621,850            1,587,406
   Less--accumulated depreciation                                      735,068            688,169              674,562
                                                                     ---------          ---------            ---------
      Net property and equipment                                       964,471            933,681              912,844

Other assets:
  Deferred post-retirement health care
    costs                                                               82,965             87,188               88,398
  Investments                                                           13,894             15,791               21,775
  Deferred charges and other costs,
    less amortization                                                   69,205             72,637               49,574
                                                                    ----------         ----------           ----------
     Total other assets                                                166,064            175,616              159,747
                                                                    ----------         ----------           ----------
     Total assets                                                   $1,475,987         $1,530,365           $1,432,493
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

                                                                Form 10-Q
                                                                Page 4.
Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheet
--------------------------
                                                                     September 30,          December 31,        September 30,
(In thousands)                                                                1998                  1997                 1997
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                           $  18,488             $  48,378            $  12,553
  Accounts payable                                                          47,490                70,833               48,607
  Accrued expenses                                                          44,156                38,505               44,286
  Other current liabilities                                                 40,739                67,649               61,909
                                                                         ---------             ---------            ---------
     Total current liabilities                                             150,873               225,365              167,355

Gas inventory financing                                                     43,249                59,310               50,398

Long-term debt                                                             387,311               371,492              372,833

Reserves and other liabilities:
  Deferred income taxes                                                    135,899               107,804              104,668
  Post-retirement health care                                               96,710                98,382               99,060
  Coal miners retiree health care                                                -                57,000               57,919
  Preferred stock of subsidiary                                             29,351                29,326               29,318
  Other reserves                                                            91,671                97,216               75,996
                                                                         ---------             ---------            ---------
      Total reserves and other
         liabilities                                                       353,631               389,728              366,961

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized  shares -- 50,000,000
   Issued shares -- 22,507,975 at
   September 30, 1998 22,438,298 at
   December 31, 1997 and 22,426,887
   at September 30, 1997                                                    22,508                22,438               22,427
  Capital in excess of par value                                            52,666                50,989               50,692
  Retained earnings                                                        467,795               410,756              401,212
  Accumulated other comprehensive
    earnings (loss)                                                         (1,687)                1,867                2,467
  Treasury stock at cost - 10,461
    shares at September 30, 1998;
    54,928 shares at December 31, 1997
    and 64,380 shares at
    September 30, 1997                                                        (359)               (1,580)              (1,852)
                                                                        ----------            ----------           ----------
        Total shareholders' equity                                         540,923               484,470              474,946
                                                                        ----------            ----------           ----------
    Total liabilities and
       shareholders' equity                                             $1,475,987            $1,530,365           $1,432,493
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

                                                                Form 10-Q
                                                                Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash flows
------------------------------------
                                                                                         Nine months ended September 30,
(In thousands)                                                                                  1998                1997
------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                             $  84,889            $ 37,315
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                                               56,794              54,615
  Income taxes and tax credits                                                                 (684)              11,223
  Net credit for coal miners retiree
    health care                                                                              (48,425)                  -
  Net loss on early extinguishment of debt                                                     1,465                   -
  Net gain on sale of investments                                                             (4,522)               (846)
  Other changes in assets and liabilities:
    Receivables                                                                               47,974              44,107
    Inventories                                                                                5,372                 875
    Deferred gas costs                                                                        20,832              26,898
    Accounts payable                                                                         (25,255)            (29,572)
    Other                                                                                     (8,734)             10,903
                                                                                             -------             -------
  Net cash provided by operating activities                                                  129,706             155,518

Cash flows from investing activities:
  Capital expenditures                                                                       (84,646)            (52,189)
  Proceeds on sale of investments                                                             13,504               1,023
  Investments                                                                                 (3,928)             (5,838)
  Other                                                                                          147              (2,370)
                                                                                             -------             -------
  Net cash used by investing activities                                                      (74,923)            (59,374)

Cash flows from financing activities:
  Dividends paid                                                                             (27,269)            (26,417)
  Changes in notes payable                                                                   (32,933)            (61,725)
  Proceeds from issuance of long-term debt                                                    68,019              10,000
  Repayment of long-term debt                                                                (54,116)             (4,359)
  Changes in gas inventory financing                                                         (16,574)             (8,554)
  Other                                                                                        5,000               1,949
                                                                                             -------             -------
Net cash used by financing activities                                                        (57,873)            (89,106)

Net increase (decrease) in cash and cash equivalents                                          (3,090)              7,038
Cash and cash equivalents at beginning of year                                               170,591             160,108
                                                                                             -------             -------
Cash and cash equivalents at end of period                                                   167,501             167,146
Short-term investments                                                                             -              14,336
                                                                                             -------             -------

Cash and short-term investments                                                            $ 167,501           $ 181,482
                                                                                           =========           =========



The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6.





                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                               September 30, 1998


1.  Accounting policies

It is Eastern's opinion that the financial information contained in this report reflects all adjustments necessary to present a fair statement of results for the periods reported. All of these adjustments are of a normal recurring nature. Results for the periods are not necessarily indicative of results to be expected for the year, due to the seasonal nature of Eastern's operations. All accounting policies have been applied in a manner consistent with prior periods. As discussed in Note 2, amounts have been restated under the pooling of interests method of accounting to include the operations of Essex County Gas Company ("Essex Gas"). Such financial information is subject to year-end adjustments and annual audit by independent public accountants.

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore, these interim financial statements should be read in conjunction with Eastern's 1997 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding, as adjusted to account for the Essex Gas acquisition. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:

                                                          Three months ended Sept. 30,        Nine months ended Sept. 30,
(In thousands)                                                 1998                1997            1998               1997
--------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                      22,486              22,349          22,461             22,314
Dilutive effect of options                                        -                   -             231                158
                                                             ------              ------          ------             ------
Adjusted weighted average shares                             22,486              22,349          22,692             22,472
                                                             ======              ======          ======             ======

2.  Essex County Gas Company Merger

On September 30, 1998, Eastern completed a merger with Essex Gas by exchanging approximately 2,047,000 shares of its common stock for all of the common stock of Essex Gas. Each share of Essex Gas was exchanged for 1.183985 shares of Eastern common stock. The merger was accounted for as a pooling of interests. Accordingly, the accompanying financial statements include the accounts of Essex Gas for all periods presented.

                                                                Form 10-Q
                                                                Page 7.


Essex Gas's fiscal year ends on August 31. Accordingly, the accompanying financial statements include the three and nine month periods ending September 30, 1998 of Eastern combined with the three and nine month periods ending August 31, 1998 of Essex Gas and the three and nine month periods ending September 30, 1997 of Eastern combined with the three and nine month periods ending May 31, 1997 of Essex Gas.

Financial results for the separate companies and the combined amounts presented in the consolidated statements of operations were as follows:

                                            Three Months        Three Months         Nine Months          Nine Months
(In thousands)                             Sept 30, 1998       Sept 30, 1997       Sept 30, 1998        Sept 30, 1997
---------------------------------------------------------------------------------------------------------------------
Revenues:
  Eastern                                       $130,654            $125,524            $666,194             $710,300
  Essex Gas                                        4,604              16,660              41,786               48,024
                                                --------            --------            --------             --------
    Combined                                    $135,258            $142,184            $707,980             $758,324
                                                ========            ========            ========             ========
Earnings (loss) before
  extraordinary items
  Eastern                                      $ (2,817)           $ (4,072)            $ 35,451             $ 33,189
  Essex Gas                                        (942)              1,256                2,478                4,126
                                               --------            --------             --------             --------
    Combined                                   $ (3,759)           $ (2,816)            $ 37,929             $ 37,315
                                               ========            ========             ========             ========

The combined financial statements include adjustments to conform the accounting policies of Essex Gas with those of Eastern. The primary adjustment conformed
Essex Gas's method of adoption of Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" with Eastern's adoption by immediately recognizing the transition obligation of approximately $4.1 million at the date of adoption, September 1, 1994. Since Essex Gas had received regulatory approval to fully recover the SFAS No. 106 costs in rates, a regulatory asset was recorded for the transition obligation and there was no adjustment to income.

Transaction fees are expected to total $9,500,000, of which $3,358,000 have been incurred and expensed for the nine month period ending September 30, 1998. An additional $300,000 of transaction fees were incurred and expensed in the fourth quarter of the prior year. The remaining $5,842,000 will be expensed by Essex Gas in September 1998. Transaction fees primarily include investment banking fees and other professional fees.

In conjunction with the approval of the merger by the Massachusetts Department of Telecommunication and Energy (the "DTE"), a rate plan, whereby Essex Gas customers receive an immediate 5% rate reduction and base rates remain frozen for ten years, was also approved. Because of the rate freeze, Essex Gas is unable to continue its application of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" and, effective September 30, 1998 will write-off net regulatory assets approximating $2,950,000 pretax, $1,200,000 net or $.05 per share. Regulatory assets primarily consisted of deferred post-retirement health care costs. In addition, Essex Gas will be required to adopt a revenue method which will reflect full accrual accounting which will result in a minor non-recurring gain. The impact of these changes is not reflected in the accompanying consolidated financial statements as a result of differing fiscal year ends discussed above.

                                                                Form 10-Q
                                                                Page 8.


3.     Planned Merger with Colonial Gas Company

On October 17, 1998 Eastern signed a definitive agreement that provides for the merger of Colonial Gas Company ("Colonial Gas") into Eastern for $37.50 per share, payable in Eastern stock and $150 million in cash. The exchange ratio for the stock portion of the consideration will be based upon Eastern's average closing stock price for a ten-day period prior to closing, subject to a collar mechanism. The transaction is expected to close in mid-1999, subject to receipt of satisfactory regulatory approvals and the approval of Eastern and Colonial Gas shareholders. The merger is expected to be tax-free to the extent Colonial Gas shareholders receive Eastern stock, and will be accounted for using the purchase method of accounting.


4.  Change in Accounting Principles

Effective January 1, 1998, Eastern adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains on securities and minimum pension liability adjustments. Eastern's total comprehensive earnings were are follows:

                                                      Three months ended Sept. 30,          Nine months ended Sept. 30,
(In thousands)                                                     1998               1997            1998               1997
---------------------------------------------------------------------------------------- ------------------------------------
Net earnings (loss)                                            $(3,759)           $(2,816)         $84,889            $37,315
 Unrealized gains on securities:
  Unrealized holding gains (losses)
   arising during period                                        (2,185)               470           (1,608)             1,734
  Reclassification adjustment
   for gains included in net
   earnings                                                      (296)               (201)          (1,946)              (511)
                                                               -------            -------          -------            -------
                                                                (2,481)               269           (3,554)             1,223
                                                               -------            -------          -------            -------
Comprehensive earnings                                         $(6,240)           $(2,547)         $81,335            $38,538
                                                               =======            =======          =======            =======



5.  Coal Miners Retiree Health Care

On June 25, 1998 the U.S. Supreme Court ruled that the Coal Industry Retiree Health Benefit Act of 1992 ("the Coal Act") is unconstitutional as applied to Eastern.

Beginning in 1993, Eastern recorded provisions totaling $80.0 million to fund its liability under the Coal Act. As a result of the Supreme Court's decision, Eastern reversed those provisions, less associated expenses, resulting in an extraordinary gain of $74.5 million pretax, $48.4 million net or $2.13 per share in the second quarter of 1998.

                                                                Form 10-Q
                                                                Page 9.



6.  Debt

In March 1998, Midland utilized currently available cash to call $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, Midland recognized an extraordinary charge of $2,254,000 pretax, $1,465,000 net, or $.07 per share.

On September 29, 1998, Midland issued $75.0 million of 6.25% First Preferred Ship Mortgage Bonds maturing October 1, 2008. Proceeds of $68.5 million were net of $6.0 million incurred on treasury rate lock agreements entered into in the second and third quarters in order to hedge the bond interest rate. The debt has an effective annual interest rate of 7.50%.

7.  Inventories

The components of inventories were as follows:

                                                         September 30,        December 31,        September 30,
(In thousands)                                                 1998                1997               1997
----------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                  $ 44,271            $ 48,722           $ 52,192
Other materials, supplies and
     marine fuels                                            11,905              12,614             12,763
                                                           --------            --------           --------
                                                           $ 56,176            $ 61,336           $ 64,955
                                                           ========            ========           ========


8.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                Nine months ended September 30,
(In thousands)                                                                              1998             1997
-----------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                                   $18,789          $20,884
  Income taxes                                                                           $25,030          $ 8,273

                                                                Form 10-Q
                                                                Page 10.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

On September 30, 1998, Eastern completed the acquisition of Essex County Gas Company ("Essex Gas") by exchanging 2.0 million shares of Eastern common stock for all of the common stock of Essex Gas. As described in Note 2 of Notes to Financial Statements, the transaction was accounted for as a pooling of interests. All financial statements presented for prior periods have been restated to combine the financial information of Essex Gas and Boston Gas, which are reported below as Gas operations. Because Essex Gas has an August 31 year end, Eastern's consolidated results include Essex Gas operations for the three and nine month periods ended August 31, 1998 and for the three and nine month periods ended May 31, 1997.

                                                   Three months ended September 30,
Revenues:
(In thousands)                                              1998               1997            Change
-----------------------------------------------------------------------------------------------------
Natural Gas Distribution                                $ 67,289           $ 74,534         (10)%
Marine Transportation                                     66,850             67,650          (1)%
Other Services                                             1,119                  -          nm
                                                        --------           --------
  Total                                                 $135,258           $142,184          (5)%
                                                        ========           ========

                                                     Nine months ended September 30,
                                                             1998               1997           Change
-----------------------------------------------------------------------------------------------------
  Natural Gas Distribution                               $511,706           $558,179       (8)%
  Marine Transportation                                   194,671            200,145       (3)%
  Other Services                                            1,603                  -       nm
                                                         --------           --------
    Total                                                $707,980           $758,324       (7)%
                                                         ========           ========



Natural Gas Distribution

The decrease in gas revenues for the third quarter of 1998 primarily reflects the inclusion in 1997 figures of a portion of Essex Gas heating season revenues. Essex Gas revenues for the quarter ended May 31, 1997 were $11.1 million higher than for the quarter ended August 31, 1997. This decrease was partially offset by pass through of higher gas costs at Boston Gas ($7 million).

Year-to-date revenues decreased due primarily to warmer weather ($26 million), the migration of customers from firm sales to transportation-only service ($18 million) and the pass through of lower gas costs ($16 million), partially offset by throughput growth and higher non-firm sales. Year-to-date weather was 9% warmer than normal, compared to near normal weather in 1997. Essex Gas revenues for the quarter ended November 30, 1997 were $4.4 million higher than for the quarter ended August 31, 1997, which also contributed to the year-to-date decrease.


Marine Transportation

Overall weak transportation markets experienced during the first half of 1998 generally continued into the third quarter, reflecting the impact of the strong U.S. dollar and Southeast Asia's economic problems on export demand for coal and

                                                                Form 10-Q
                                                                Page 11.


grain. Barge demand strengthened in the middle of the third quarter on increased orders from electric utilities and industrial coal customers, coupled with increased imports of steel-related products from the Gulf. Forecasts of a larger grain harvest than last year helped increase spot rates, although rates generally remain below 1997 levels. Lower fuel prices throughout 1998 decreased rates on multi-year contracts containing fuel price adjustment clauses. Production was disrupted by adverse operating conditions due to low water in the Ohio Valley in September and multiple tropical storms in the Gulf Coast areas for the entire quarter. The low water caused prolonged lock delays and groundings on Midland's main trade routes.

Tonnage transported in the third quarter and year-to-date increased 6% and 7%, respectively, compared to the same periods in 1997 despite the adverse operating conditions. Third quarter ton miles were flat with 1997, while year-to-date ton miles were 3% below the prior year level. The tonnage increases primarily reflect replacement of reductions in long haul export tonnage with shorter haul domestic movements. Coal tonnage shipped under multi-year contracts with utility and industrial customers increased 18% and 24%, respectively, for the quarter and year-to-date, compared to 1997. Reduced spot domestic and export coal tonnage was partially offsetting.


Other Services

Revenues reflect the commencement of operations at ServicEdge in April 1998.

Operating Earnings:
                                                           Three months ended September 30,
(In thousands)                                                  1998              1997             Change
---------------------------------------------------------------------------------------------------------
Natural Gas Distribution                                    $(7,653)          $(4,858)           (58)%
Marine Transportation                                          8,421            10,061           (16)%
Other Services                                               (2,808)                 -            nm
Headquarters                                                 (2,493)           (1,902)           (31)%
                                                            -------           -------
  Total                                                     $(4,533)          $ 3,301             nm
                                                            =======           =======

                                                            Nine months ended September 30,
                                                                1998             1997             Change
--------------------------------------------------------------------------------------------------------
Natural Gas Distribution                                     $64,409          $61,239              5%
Marine Transportation                                         22,228           24,592            (10)%
Other Services                                               (7,465)                -             nm
Headquarters                                                 (5,189)           (4,986)            (4)%
                                                             -------          -------
  Total                                                      $73,983          $80,845             (8)%
                                                             =======          =======



Natural Gas Distribution

Operating earnings for the third quarter of 1998 decreased by $2.8 million, primarily reflecting the inclusion in 1997 results of a portion of Essex Gas' heating season earnings, as discussed above. Essex Gas operating earnings for the quarter ended May 31, 1997 were $2.3 million higher than for its quarter ended August 31, 1997. The decrease also reflects $0.8 million of merger transaction costs expensed in 1998.

                                                                Form 10-Q
                                                                Page 12.




Year-to-date operating earnings increased by $3.3 million, primarily reflecting lower operating costs ($9 million), growth in throughput and higher average rates, partially offset by the margin impact of warmer weather ($8 million), the absence of a pension settlement gain reflected in 1997 ($2 million) and $1.6 million of merger transaction costs.

The pass through of higher or lower gas costs and migration to transportation-only service have no impact on gas operating earnings. Eastern's natural gas distribution operations earn all of their margins on the local distribution of gas and none on the resale of the commodity.


Marine Transportation

Operating earnings for the third quarter and year-to-date 1998 decreased by $1.6 million and $2.3 million, respectively, reflecting substantially increased operating expenses and weaker market conditions, as described above. Additional owned and chartered equipment was employed to help offset the impact of lock delays in the Ohio Valley and weather delays in the Gulf. The tropical storms, flooding and lock delays in the third quarter, following the disruptions from heavy rains associated with El Nino-related storms earlier in the year, resulted in substantially higher operating costs than 1997. Weak demand for export grain and coal throughout 1998 also increased operating costs by disrupting pattern efficiencies. These higher costs were partially offset by lower fuel prices, as compared to 1997. New barge purchases increased depreciation expense and taxes.


Other Services

ServicEdge's operating losses of $2.8 million for the second quarter and $7.5 million for the first nine months of 1998, reflect slower than anticipated customer growth and general and administrative expense associated with starting this new business.


Other

Interest income and interest expense for the third quarter of 1998 decreased by $0.9 million and $1.5 million, respectively, primarily reflecting the use of short-term investments to redeem $50 million of Midland debt in March 1998, as discussed in Note 7. Year-to-date interest income and interest expense decreased by $1.0 million and $3.3 million, respectively, primarily reflecting the redemption of Midland debt. Eastern recognized an extraordinary loss of $2.3 million pretax, $1.5 million net, or $.06 per share on redeeming this debt.

In 1997, other income includes losses for the quarter and first nine months of $2.2 million and $5.3 million, respectively, representing Eastern's share of AllEnergy's operating losses. Eastern sold its investment in AllEnergy in December 1997.

In 1998, other, net includes realized gains on investments of $3.0 million for the quarter and $4.6 million year-to-date.

                                                                Form 10-Q
                                                                Page 13.




In June 1998, The U.S. Supreme Court held the Coal Industry Retiree Health Benefit of 1992 ("Coal Act") to be unconstitutional, as applied to Eastern. As discussed in Note 5, the reversal of Coal Act provisions resulted in an extraordinary gain of $74.5 million pre-tax, $48.4 million net, or $2.13 per share in the second quarter of 1998.

In October 1998 Eastern signed a definitive agreement to acquire Colonial Gas Company ("Colonial Gas") for $37.50 in Eastern stock and cash. See Note 3 of Notes. The cash consideration has been fixed at $150.0 million and will be financed by available funds. Colonial Gas is a gas distribution utility serving about 150,000 customers in and around Lowell, Massachusetts and on Cape Cod. The merger is subject to a number of conditions, including approval by regulators and the shareholders of both Eastern and Colonial Gas.


YEAR 2000 ISSUES

State of Readiness

Eastern has assessed the impact of the year 2000 with respect to its information technology ("IT") systems and embedded chip systems as well as the Company's exposure to significant third party risks. In such regard, Eastern has initiated and completed substantial portions of its plans to replace or modify existing systems and technology and to assure that major customers and critical vendors are also addressing these issues. Year 2000 issues for Essex Gas are being addressed by integration of its systems with those of Boston Gas, which is scheduled for completion by the first quarter of 1999.

With respect to IT systems, Boston Gas has tested and certified four of its eleven "mission critical" application systems. A fifth system is scheduled for certification in the fourth quarter of 1998 and replacement of the remaining six systems is in process and scheduled to be completed by the second quarter of 1999. All other "less than critical" applications are scheduled to be tested and/or upgraded by the second quarter of 1999. Conversion and testing of all mainframe hardware and software has been completed. Replacements are in process for client server, data/voice communications, e-mail and desktop hardware and software, with completion scheduled by the second quarter of 1999.

With respect to embedded chip systems, Boston Gas has completed an inventory and expects to complete its assessment and action plan in the fourth quarter of 1998. All remediation, conversion and testing is scheduled for completion by the second quarter of 1999.

Boston Gas has identified material third party relationships and expects to complete its detailed survey and assessment of third party readiness by the fourth quarter of 1998. Selected testing and implementation of risk mitigation strategies for high risk vendors are scheduled for completion by the second quarter of 1999.

Midland has modified and tested all mainframe-based programs and systems, which were operating on a new mainframe as of September 30, 1998. All non-mainframe (server) based systems have been tested and all have been modified except for Accounts Receivable, which is scheduled for completion in the second quarter of 1999. Midland expects its personal computers to be 100% compliant by mid-1999.

                                                                Form 10-Q
                                                                Page 14.


With respect to embedded chip systems, Midland's major operating assets and sub-systems were reviewed for embedded chip technology. Based on this review and actions taken, management believes year 2000 issues in regards to internal chip technology will not impair its operating assets.

Midland has assessed third party risk with respect to critical suppliers, services and customers. Midland is actively seeking written confirmation of third party readiness. If such readiness is in doubt, Midland expects to locate backup providers by the second quarter of 1999.

Notwithstanding Eastern's efforts with third parties, there can be no assurance that the systems of third parties on which Eastern's systems rely will be timely converted or that any such failure to convert by a third party would not have an adverse effect on Eastern's operations.

Cost of year 2000 remediation

Boston Gas and Midland expect the cost of their year 2000 compliance to approximate $13 million and $2 million, respectively, as detailed in the following chart:

                                                                                              Expected future
     (In millions)                                                   Cost to date                    Cost
-------------------------------------------------------------------------------------------------------------
Boston Gas - capital                                                     $6.0                        $2.4
    expense                                                              $2.3                        $2.3
Midland - capital (includes mainframe)                                   $0.9                        $0.0
    expense                                                              $0.7                        $0.4

Risks of year 2000 issues

Boston Gas has assessed the most reasonably likely worst case year 2000 scenario. Given its efforts to minimize the risk of year 2000 failure by its internal systems and its distribution network control systems, Boston Gas believes the worst case scenario would occur if its primary telecommunications vendor and/or its electric supplier experiences a year 2000 failure which results in an outage. An outage would require Boston Gas to enact disaster recovery measures to enable the continuation of service to its customers. Such measures would include utilization of Boston Gas' co-generation capability for electrical power, relocating the customer inquiry function and use of a wireless network for communications.

Midland believes its worst case scenario would involve failures by the Army Corps of Engineers, which operates the various lock and dam systems on the inland waterways, or by rail services which are essential for bringing commodities to the rivers for transit in Midland's barges. These failures could significantly disrupt Midland's operations. The risk of failure by communications systems or fuel suppliers is expected to be mitigated by the availability of alternate suppliers.


Contingency plans

Boston Gas and Midland are in the process of developing contingency plans and anticipate having such plans in place by the second quarter of 1999.

                                                                Form 10-Q
                                                                Page 15.

FORWARD-LOOKING INFORMATION:

This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from the forward-looking projections or expectations. These factors include, but are not limited to: the effect of the Colonial Gas merger and other strategic initiatives on earnings and cash flow, difficulties encountered in integrating Eastern's gas utility operations, temperatures above or below normal in eastern Massachusetts, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the start-up of ServicEdge, including expense levels and customer acceptance, the timetable and cost for completion of Eastern's year 2000 plans, the impact of third parties' year 2000 issues, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.



LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources and the borrowing discussed below, are more than sufficient to meet Eastern's 1998 capital expenditure and working capital requirements, potential funding of its environmental liabilities, normal debt repayments, anticipated dividend payments to shareholders and the planned acquisition of Colonial Gas.

Consolidated  capital  expenditures  are budgeted at approximately
$110 million,  with about 55% at gas operations and the balance at Midland.

As discussed in Note 5, in March 1998, Midland utilized currently available cash to redeem $50 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In September 1998 Midland issued $75 million of 6.25% First Preferred Ship Mortgage Bonds due October 1, 2008. The $68.5 million net proceeds of the notes will be used to fund current and future capital expenditures for barges and other capital equipment.

                                                                Form 10-Q
                                                                Page 16.


                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits

                     10.1 Change of Control Agreement, dated as of July 22, 1998, by and between Eastern Enterprises and J. Atwood Ives.

                     10.2 Employment Agreement, dated as of September 1, 1998, by and between Eastern Enterprises and Fred C. Raskin.

                     10.3 Change of Control Agreement, dated as of September 1, 1998 and between Eastern Enterprises and Fred C. Raskin.

                     10.4 Change of Control Agreement, dated as of July 22, 1998, by and between Eastern Enterprises and Walter J. Flaherty.

                     10.5 Change of Control Agreement, dated as of July 22, 1998, by and between Eastern Enterprises and L. William Law, Jr.

                     10.6 Change of Control Agreement, dated as of July 22, 1998, by and between Eastern Enterprises, Boston Gas Company and Chester R. Messer, II.

                     10.7 Amendment to Eastern's Supplemental Executive Retirement Plan, dated as of July 22, 1998.

                     27.1     Financial Data Schedule.

                     27.2 Restated Financial Data Schedule for the nine month period ending September 30, 1997.


         (b)      Report on Form 8-K

                  On July 28, 1998, Eastern filed Form 8-K which contained a description of Amendment No. 2 to a Common Stock Rights Agreement, dated as of July 22, 1998, with BankBoston, N.A. This Form 8-K also included a description of the declaration of a common stock purchase right dividend pursuant to a new Rights Agreement, dated as of July 22, 1998, between Eastern and BankBoston, N.A.

                                                                Form 10-Q
                                                                Page 17.


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







                                          EASTERN ENTERPRISES



                                          By /S/  JAMES J. HARPER
                                            ----------------------
                                                  James J. Harper
                                            Vice President and Controller
                                              (Chief Accounting Officer)


                                          By /S/ WALTER J. FLAHERTY
                                            -----------------------
                                                 Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer






October 29, 1998