Form 10-K
period 1998-12-31
EASTERN ENTERPRISES
filed 1999-03-05
CIK 311259

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

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                               ----------------

                        COMMISSION FILE NUMBER 1-2297
                             EASTERN ENTERPRISES

                9 Riverside Road, Weston, Massachusetts 02493
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

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $901 million as of March 3, 1999.

    There were 22,603,213 shares of Common Stock, par value $1.00 per share, outstanding as of March 3, 1999.

                               ----------------

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual report to shareholders for the year ended December 31, 1998 are incorporated by reference into Part II of this Report.

    Portions of the Registrant's 1999 definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 28, 1999 are incorporated by reference into Part III of this Report.

                               ----------------

    Exhibits to Form 10-K and Financial Statement Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.
================================================================================

                             EASTERN ENTERPRISES

                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                              TABLE OF CONTENTS

                                                                        PAGE NO.
PART I

  Item 1.     Business                                                  10-K/1
                Natural Gas Distribution                                10-K/1
                Marine Transportation                                   10-K/6
                General                                                 10-K/8

  Item 2.     Properties                                                10-K/8

  Item 3.     Legal Proceedings                                         10-K/8

  Item 4.     Submission of Matters to a Vote of Security Holders       10-K/8

PART II

  Item 5.     Market For Registrant's Common Equity and Related
                Stockholder Matters                                     10-K/9

  Item 6.     Selected Financial Data                                   10-K/9

  Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                     10-K/9

  Item 8.     Financial Statements and Supplementary Data               10-K/15

  Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                     10-K/36

PART III

  Item 10.    Directors and Executive Officers of the Registrant        10-K/36

  Item 11.    Executive Compensation                                    10-K/36

  Item 12.    Security Ownership of Certain Beneficial Owners and
                Management                                              10-K/36

  Item 13.    Certain Relationships and Related Transactions            10-K/36

PART IV

  Item 14.    Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K                                             10-K/36

                                    PART I

ITEM 1.  BUSINESS

1(a) GENERAL
    Eastern Enterprises ("Eastern") is an unincorporated voluntary association (commonly referred to as a "Massachusetts business trust") established and existing under a Declaration of Trust dated July 18, 1929, as from time to time amended.

    Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas"), Essex Gas Company ("Essex Gas") and Midland Enterprises Inc. ("Midland"). Boston Gas and Essex Gas are regulated utilities that distribute natural gas in and around Boston, Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. Other subsidiaries include ServicEdge Partners, Inc. ("ServicEdge") and AMR Data Corporation ("AMR Data"). ServicEdge offers heating, ventilation and air conditioning equipment installation and services to customers in eastern Massachusetts. AMR Data provides customized metering equipment and services primarily to municipal utilities in the Northeast.

    On September 30, 1998, Eastern completed the acquisition of Essex Gas by exchanging 2.0 million shares of Eastern common stock for all of the common stock of Essex Gas. The transaction was accounted for as a pooling of interests, as described in Note 2 of Notes to Financial Statements. Such information is incorporated herein by reference.

    In October 1998 Eastern signed a definitive agreement to acquire Colonial Gas Company ("Colonial Gas") for a combination of stock and cash, as described in Note 3. Formed in 1849, Colonial Gas distributes natural gas to approximately 155,000 residential and commercial customers in 24 Massachusetts communities located northwest of Boston and on Cape Cod. Colonial Gas also owns and operates Transgas, Inc., the nation's largest over-the-road transporter of liquefied natural gas ("LNG"). The acquisition of Colonial Gas was approved by shareholders of both companies on February 10, 1999. The merger is expected to close by mid-year, subject to the receipt of satisfactory regulatory approvals.

    Eastern provides management and staff services to its operating subsidiaries. Boston Gas, Essex Gas and Midland are financed primarily through their own internally generated funds and the issuance of their own funded debt, which is not guaranteed by Eastern. The debt instruments relating to Boston Gas, Essex Gas and Midland borrowings generally contain restrictive covenants, including restrictions on the payment of dividends to Eastern. In the opinion of management, none of these restrictions has any material impact upon the operations of Eastern and its subsidiaries.

    The information in this Form 10-K should be read in conjunction with the "Forward-Looking Information" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

1(b)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
    Information with respect to this item may be found in Note 4.

1(c)  DESCRIPTION OF BUSINESS

                           NATURAL GAS DISTRIBUTION

    Eastern's natural gas distribution segment ("LDC segment") is comprised of Boston Gas and Essex Gas, which together are engaged in the transportation and sale of natural gas to approximately 580,000 residential, commercial, and industrial customers in Boston and 90 other communities in eastern and central Massachusetts. The LDC segment also sells natural gas for resale in Massachusetts and other states. Boston Gas serves over 535,000 customers and is the largest natural gas distribution company in New England. Boston Gas has been in business for 176 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of Boston Gas has been owned by Eastern. As described above, Essex Gas was acquired by Eastern in September 1998. Essex Gas serves approximately 44,000 customers. For definitions of unfamiliar terms, see the Glossary on page 5 of the Form 10-K.

    The LDC segment provides local transportation services and gas supply for all customer classes. The LDC segment's services are available on a firm and non-firm basis. Firm transportation services and sales are provided under rate tariffs and/or contracts filed with the Massachusetts Department of Telecommunications and Energy ("DTE"; formerly the Department of Public Utilities), that typically obligate the LDC segment to provide service without interruption throughout the year. Non-firm transportation services and sales are generally provided to large commercial/industrial customers who can use gas or another energy source interchangeably. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

                                     10-K/1

    The LDC segment offers unbundled services to all commercial/industrial users, who are allowed to purchase local transportation from the LDC segment separately from the purchase of gas supply, which the customer may buy from third party suppliers. The LDC segment views these third party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The LDC segment has also implemented a program to educate commercial/industrial customers about the opportunity to purchase gas from third-party suppliers, while still relying on the utility for delivery. As of December 31, 1998, the LDC segment had approximately 4,400 firm transportation customers. The chart below reflects the migration of customers to transportation-only service. Service to all residential customers currently is on a bundled basis. While the migration of customers from bundled sales to transportation-only service will lower the LDC segment's revenues, it has no impact on its operating earnings. The LDC segment earns all of its margins on the local distribution of gas and none on the resale of the commodity itself.

(Bar Chart)
                                FIRM THROUGHPUT
                                    (IN BCF)

                                  BUNDLED    TRANSPORTATION-
                                   SALES          ONLY
                                   -----          ----

                    1994           87.30         13.80
                    1995           83.10         16.90
                    1996           82.30         42.10
                    1997           78.70         47.00
                    1998           68.40         44.60

(Bar Chart)
                              BOSTON AREA WEATHER
                            (% VARIANCE FROM NORMAL)

                    1994    1995     1996    1997     1998
                    ----    ----     ----    ----     ----
                    1.00%   1.00%    5.00%   3.00%   -9.00%

MARKETS AND COMPETITION
    The LDC segment competes with other fuel distributors, particularly oil dealers, throughout its service territory.

GAS THROUGHPUT
    The following table provides information about the LDC segment's throughput during the three years 1996-1998, as measured in billions of cubic feet of natural gas at 1,000 Btu per cubic foot ("Bcf"). The reduction in throughput from 1997 to 1998 primarily reflects the warmer weather in 1998, as shown in the chart above.

                                                Years Ended December 31,
                                          1998            1997            1996
                                          ----            ----            ----
Residential                               41.3            45.4            46.5
Commercial/Industrial                     30.2            38.5            42.4
Off-system sales                          12.7             7.4            12.2
                                         -----           -----           -----
  Total sales                             84.2            91.3           101.1
Transportation of customer-owned gas      65.6            80.9            61.6
Less: Off-system sales                   (12.7)           (7.4)          (12.2)
                                         -----           -----           -----
  Total throughput                       137.1           164.8           150.5
                                         =====           =====           =====
Firm throughput                          113.0           125.7           124.5
                                         =====           =====           =====

    The table above excludes the cumulative effect of adopting the accrual method of revenue recognition, as discussed in Note 13. The one-time effect of this change increased residential, commercial/industrial and transportation throughput in 1998 by 3.3 Bcf, 1.4 Bcf and 0.4 Bcf, respectively.

    Residential customers comprise 92% of the LDC segment's customer base, while commercial/industrial establishments account for the remaining 8%. Volumetrically, residential customers account for 30% of total throughput and 37% of firm throughput, while commercial/industrial customers account for 70% of total throughput and 63% of firm throughput. In 1998, approximately 68% of the commercial/industrial customers' total throughput was local transportation-only service. No customer, or group of customers under common control, accounted for more than 2% of total firm revenues in 1998. Firm throughput for Boston Edison accounted for 40% of the total transportation of customer-owned gas.

                                     10-K/2

GAS SUPPLY
    The following table provides information about the LDC segment's sources of supply during 1996-1998 in Bcf:

                                                Years Ended December 31,
                                          1998            1997            1996
                                          ----            ----            ----
Natural gas purchases                     88.4            92.9            99.2
LNG purchases                              0.6             1.6             3.5
                                          ----            ----           -----
  Total purchases                         89.0            94.5           102.7
Change in storage gas                     (1.1)            3.2            (2.3)
Company use, unbilled and other           (3.7)           (6.4)             .7
                                          ----            ----           -----
  Total sales                             84.2            91.3           101.1
                                          ====            ====           =====

    Year to year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather. Given the ready availability of supply during 1998, the LDC segment purchased approximately two-thirds of its peak pipeline supplies under short-term and spot contracts. The balance of peak day pipeline requirements is purchased directly from domestic and Canadian producers and marketers pursuant to long-term contracts which have been reviewed and approved by the DTE or by the Federal Energy Regulatory Commission ("FERC").

    Pipeline supplies are transported on interstate pipeline systems to the LDC segment's service territory pursuant to long-term contracts. FERC-approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The daily and annual capacity and the contract expiration dates of the interstate pipeline companies that provide firm transportation service to the LDC segment's service territory, are as follows:

                                             Capacity (in Bcf)
                                           -----------------------   Expiration
Pipeline                                   Daily        Annual          Dates
--------                                   -----        ------          -----
Algonquin Gas Transmission Company
  ("Algonquin")                            0.28           87.4        1999-2012
Tennessee Gas Pipeline Company
  ("Tennessee")                            0.21           77.3        2000-2012
                                           ----          -----
                                           0.49          164.7
                                           ====          =====

    In addition, the LDC segment has firm capacity contracts on interstate pipelines upstream of the Algonquin and Tennessee pipelines to transport natural gas purchased by the LDC segment from producing regions to the Algonquin and Tennessee pipelines. The expiration dates for these contracts are similar to those included in the above table.

    The LDC segment has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide for storage capacity of 18.5 Bcf and peak day withdrawal capacity of 0.17 Bcf. The LDC segment utilizes its existing capacity contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are purchased and produced from foreign and domestic sources.

    Peak day throughput was 0.70 Bcf, 0.71 Bcf, and 0.74 Bcf in 1998, 1997, and 1996, respectively. The LDC segment provides for peak period demand through a least-cost portfolio of pipeline, storage and supplemental supplies.

    The LDC segment considers its annual and peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

REGULATION
    The LDC segment's operations are subject to Massachusetts statutes applicable to regulated gas utilities. Rates, gas purchases, pipeline safety regulations, issuances of securities and affiliated party transactions are regulated by the DTE. Rates for firm transportation and sales provided by the LDC segment are subject to approval by, and are on file with, the DTE. In addition, the LDC segment has a cost of gas adjustment clause ("CGAC") which allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system and certain other charges.

    Boston Gas' rates for local transportation service are governed by a five-year performance-based rate plan approved by the DTE in 1996 in its last rate proceeding in D.P.U. 96-50. Under this plan, Boston Gas' local transportation rates are recalculated annually to reflect inflation for the previous 12 months, minus a productivity factor of 1.5 percent. The plan also provides for penalties if Boston Gas fails to meet specified service quality measures, with a maximum potential exposure of $4.9 million. Rates are capped such that 25% of earnings in

                                     10-K/3
excess of a 15% return on ending equity are to be passed back to ratepayers. Similarly, ratepayers would absorb 25% of any shortfall below a 7% return on ending equity. The final year of the plan ends on October 31, 2002. Boston Gas has appealed the DTE's order in D.P.U. 96-50 to the Massachusetts Supreme Judicial Court. Because of the low current rate of inflation, the calculation for 1998 resulted in a minor rate reduction of approximately $100,000. Boston Gas continues to recover its gas costs under its CGAC.

    Essex Gas' rates for local transportation service are governed by a ten-year rate plan approved by the DTE in conjunction with its approval of Eastern's acquisition of Essex Gas. The plan immediately reduced rates for Essex Gas customers by 5% reflecting expected gas supply cost savings passed back through the CGAC. The plan freezes base rates, which were set in a December 1996 rate order, through 2008. The freeze on base rates is subject to adjustment only to take into account certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial or legislative changes. All of Essex Gas' administrative, operations and maintenance functions have been integrated with those of Boston Gas.

    In July 1997, the DTE directed all ten investor-owned gas distribution companies ("gas utilities") in Massachusetts to undertake a collaborative process with other stakeholders, including third party suppliers, customers and others, to develop common principles under which comprehensive gas service unbundling might proceed. A settlement on model terms and conditions for unbundled transportation service jointly agreed upon by the gas utilities and the stakeholders was approved by the DTE on November 30, 1998. Further, on February 1, 1999, the DTE ordered that for a five-year transition period, Massachusetts gas utility contractual commitments for upstream capacity will be assigned on a mandatory, pro rata basis to marketers selling gas to each gas utility's customers. The mandatory assignment method assures that the costs of upstream capacity purchased by a gas utility to serve firm customers will not be absorbed as stranded costs by the gas utility or its remaining bundled customers during the five-year transition period. Under the DTE's order, during the transition period the gas utilities will retain primary responsibility for upstream capacity planning and procurement to support customer requirements and growth. In year three of the transition period, the DTE intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive and shorten or lengthen the transition period accordingly. While the DTE's order assures the recoverability of stranded costs for capacity throughout the transition period, there can be no assurance about the recoverability of subsequent potential stranded costs until the DTE has addressed the assignment of capacity after the transition period. The restructuring collaborative is also examining how to extend unbundled transportation service to residential customers.

    Eastern was granted an exemption under the Public Utility Holding Company Act of 1935 under Section 3(a)(1) thereof, pursuant to orders of the Securities and Exchange Commission ("SEC") dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975. Eastern's exemption was confirmed pursuant to an order of the SEC dated September 30, 1998, in conjunction with the Essex Gas acquisition.

SEASONALITY AND WORKING CAPITAL
    The LDC segment's revenues, earnings and cash flows are highly seasonal as the demand for most of its distribution sales and servicess is for space heating and, therefore, is directly related to variations in temperature conditions. The majority of the LDC segment's earnings is generated in the first quarter, with a seasonal loss occurring in the third quarter. Since the bulk of its revenues is billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, while the LDC segment pays pipeline demand charges over the entire year, these charges are billed to customers over the heating season. The lag between payment and billing of demand charges, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

ENVIRONMENTAL MATTERS
    The LDC segment may have or share responsibility under applicable environmental law for the remediation of certain former manufactured gas plant sites. Information with respect to environmental matters may be found in Note
12. Such information is incorporated herein by reference.

EMPLOYEES
    As of December 31, 1998, the LDC segment had approximately 1,400 employees, 73% of whom were organized in local unions. All of the collective bargaining agreements expire in 1999.

PROPERTIES
    The LDC segment operates four LNG facilities in Dorchester, Salem, Lynn and Haverhill, Massachusetts. These facilities enable the LDC segment to purchase, and at one facility to liquefy LNG and store it for use in

                                     10-K/4
periods of high demand. The LDC segment owns and operates such facilities in Dorchester and Haverhill, Massachusetts. Boston Gas owns the real property beneath the Salem and Lynn facilities and rented those plants under a lease/ financing arrangement. Boston Gas is currently litigating to enforce its purchase rights under the lease. A stipulation with the lessor of the gas plants that allowed Boston Gas to operate these facilities expired October 1, 1998. Boston Gas remains in possession of the facilities pending the determination of its purchase rights on appeal.

    On December 31, 1998, the LDC segment's distribution system included approximately 6,700 miles of gas mains, 456,000 services and 583,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel pipe, which requires ongoing maintenance and replacement.

    The LDC segment's mains and services generally are located on public ways or private property not owned by it. The LDC segment's occupation of such property generally is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the LDC segment are owned in fee.

    In 1998, the LDC segment's capital expenditures were $66.2 million. Capital expenditures were principally made for system replacement, system expansion to meet customer demand and productivity enhancement initiatives. The LDC segment plans to spend approximately $68 million for similar purposes in 1999, with a slightly higher proportion for system expansion.

GLOSSARY -- NATURAL GAS DISTRIBUTION

BUNDLED SERVICE -- Two or more services tied together as a single product. Services include gas sales, interstate transportation, local transportation, balancing variations in customer usage, storage and peak shaving.

CAPACITY -- The capability of pipelines and supplemental facilities to deliver and/or store gas.

COST OF GAS ADJUSTMENT CLAUSE ("CGAC") -- a rate mechanism that allows for the adjustment of billing rates for firm sales that enable LDCs to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system.

FIRM SERVICE -- Sales and/or transportation service provided without interruption throughout the year. Uninterrupted seasonal services are also available for less than 365 days. Firm services are provided either under filed rate tariffs or through individually negotiated contracts.

INTERSTATE TRANSPORTATION -- Transportation of gas by an interstate pipeline to the service territory.

LDC SEGMENT -- Boston Gas and Essex Gas, together.

LIQUEFIED NATURAL GAS ("LNG") -- Natural gas is in liquid form at a temperature near absolute zero. Liquefying natural gas reduces its volume by a factor of 600, which facilitates the storage by LDCs of supplemental supplies needed for peak shaving.

LOCAL DISTRIBUTION COMPANY ("LDC") -- A utility that owns and operates a gas distribution system for the delivery of gas supplies from the service territory to end-user facilities.

LOCAL TRANSPORTATION SERVICE -- Transportation of gas by an LDC from the connection to the pipeline to the end user.

NON-FIRM SERVICE -- Sales and transportation service offered at a lower level of reliability and cost. Under this service, an LDC can interrupt sales or service to a customer on short notice, typically during the winter season. Non-firm services are provided through individually negotiated contracts. In most cases, the price charged takes into account the price of the customer's energy alternative.

PEAK SHAVING -- In times of heavy consumption, supplementing available pipeline gas with supplies from underground storage or LNG facilities or with injections of propane.

PERFORMANCE-BASED REGULATORY PLAN -- An incentive ratemaking mechanism, typically a price cap plan, where rates are adjusted annually pursuant to a pre-determined formula tied to a measure of inflation, offset by an assumed increase in productivity, subject to the achievement of service quality measures. Rates may also reflect certain exogenous costs that may be incurred.

THROUGHPUT -- Gas volume delivered to customers through an LDC's gas distribution system.

UNBUNDLED SERVICE -- Service that is offered and priced separately, e.g., segregating the cost of the gas commodity delivered to an LDC's service territory from the cost of local transportation service. Other unbundled

                                     10-K/5
services may involve daily or monthly balancing, back-up or stand-by services and pooling. With unbundled services, customers can pick and choose among the offered services.

                            MARINE TRANSPORTATION
    The marine transportation segment is comprised of Midland Enterprises
Inc. and its wholly-owned operating subsidiaries (together "Midland"), which are engaged in the operation of a fleet of barges and towboats, principally on the Ohio and Mississippi Rivers and their tributaries, the Gulf Intracoastal Waterway and the Gulf of Mexico. Midland transports dry bulk commodities, a major portion of which is coal. Midland also operates a boat and barge repair facility, two coal dumping terminals, a phosphate rock and phosphate chemical fertilizer terminal and provides refueling and barge fleeting services.

SALES
    Midland transported 59.9 million, 57.0 million, and 65.5 million tons in 1998, 1997 and 1996, respectively. Tonnage in 1998 grew 5% from 1997 as a result of increased shipments by contract coal customers and new aggregate business acquired in 1998, partly offset by lower grain and export coal demand. Tonnage in 1997 declined 13% from 1996, primarily as a result of the non-renewal of several multi-year contracts, unplanned plant outages for several customer accounts and lower demand from export coal and grain markets.

    Ton miles are the product of tons and distance transported. The following charts depict 1998 tonnage by commodity and ton miles of cargo transported for the period 1994-1998:

(Pie Chart)
                           1998 TONNAGE BY COMMODITY

                        Coal                     31.30%
                        Grain                    63.50%
                        Other                     5.20%

(Bar Chart)
                             TON MILES BY COMMODITY
                                 (IN MILLIONS)

                             Coal          Grain         Other
                             ----          -----         -----
              1994          15.20%         4.40%         15.70%
              1995          15.20%         5.20%         16.40%
              1996          15.70%         4.80%         15.60%
              1997          13.60%         4.50%         15.00%
              1998          13.30%         3.70%         15.10%

    "Other" includes sand, stone, gravel, iron, scrap, steel, coke, phosphate, other commodities and towing for others.

    In 1998, ton miles declined 3% primarily due to an 8% decline in the average length of haul, which resulted principally from lower coal and grain export tonnage. In 1997, ton miles declined 8% due to the lower tonnage, as discussed above, partially offset by longer average hauls, particularly for coal. In addition to changes in ton miles transported, Midland's revenues and net earnings are affected by other factors such as competition, operating conditions and the segment of the river system traveled. In 1997 and again in 1998, river navigation was significantly affected by adverse weather conditions. In 1998, multiple tropical storms, flooding and lock delays affected operations, while record flooding, ice and lock repairs slowed production and reduced tonnage levels in 1997, as described further in the "Competition" section.

    The following table summarizes Midland's backlog of transportation and terminaling business under multi-year contracts:

                                                            December 31,
                                                           1998       1997
                                                          -----       -----
Tons (in millions)                                         128.4      123.2
Revenues (in millions)                                    $496.6     $412.1
Portions of revenue backlog not expected to
  be filled within the current year                          74%        66%

    The 1998 revenue backlog (which is based on contracts that extend beyond December 31, 1999) is shown at prices in effect on December 31, 1998, which are generally subject to certain cost escalation/de-escalation provisions. Since services under many of the multi-year contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the anticipated requirements of these contract customers. The 4% increase in tonnage backlog from 1997 mainly reflects new multi-year agreements, in addition to extended terms on current multi-year contracts. Partially offsetting these increases are elapsing terms of current multi-year contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final

                                     10-K/6
year. The 21% increase in revenue backlog exceeded the increase in the tonnage backlog due to the mix change of the forecasted backlog tonnage as longer haul commodities generally produce higher revenues on a tonnage basis. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have begun to shorten the term of some agreements for a variety of reasons such as Clean Air Act requirements and increasing competitive pressures resulting from the ongoing deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.

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

COMPETITION
    Midland's marine transportation business competes on the basis of price, service and equipment quality and availability. Midland's primary competitors include other barge lines and railroads. There are a number of companies offering transportation services on the waterways served by Midland. Price competition between barge lines intensifies as barge supply exceeds demand. During the past few years, barge supply has increased as the industry has built more barges than it has retired. Partially offsetting in 1998 were poor operating conditions and lock delays which consumed barge days and absorbed some of the additional capacity. In addition, the strength of the U.S. dollar and weak foreign economies reduced demand for U.S. exports of coal and grain in 1998 and 1997. As a result of these factors and lower fuel costs in 1998, market rates have fallen as competition has intensified.

    In 1998 the revenues from an operating subsidiary of Cinergy Corp. and the combined revenues from two operating subsidiaries of The Southern Company each accounted for more than 10% of Midland's consolidated revenues under multi-year coal transportation agreements. In 1997 a subsidiary of Cinergy Corp. accounted for approximately 10% of Midland's consolidated revenues. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1998, 1997 or 1996. On the basis of past experience and its competitive position, Midland considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen. Midland's multi-year transportation and terminaling contracts expire at various dates from March 2000 through December 2007. During 1998, approximately 48% of Midland's revenues resulted from multi-year contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, and, additionally, contain "force majeure" clauses that excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts also have provisions for termination for specified causes, such as material breach of contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Midland that results in termination of the contract, Midland would be responsible for reimbursing the customer for the differential between the contract price and the cost of substituted performance.

    Improvements in operating efficiencies have permitted barge operators to maintain comparatively low rate structures. Consequently, the barge industry has generally been able to retain its competitive position with alternate methods, primarily railroads, for the transportation of bulk commodities, particularly when the origin and destination of such movements are near or contiguous to navigable waterways.

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

ENVIRONMENTAL MATTERS
    Midland is subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976 and the Oil Pollution Act of 1990 which permit the Coast Guard and the Environmental Protection Agency to assess penalties and clean-up costs for

                                     10-K/7
oil, hazardous substances, and hazardous waste discharges. Midland is further subject to comparable state environmental statutes in the states where it operates. Some of these acts also allow third parties to seek damages for losses caused by such discharges. Compliance with these acts has had no material effect on Midland's capital expenditures, earnings, or competitive position, and no such effect is currently anticipated.

PROPERTIES
    As of December 31, 1998, Midland's marine equipment consisted of 2,414 dry cargo barges and 87 towboats. Approximately half of this equipment is either mortgaged to secure Midland's equipment financing obligations or chartered under long-term leases from third parties.

    In 1998, Midland's capital expenditures were $46.6 million. These expenditures were made principally for the purchase of new barges and for renewal of equipment. In 1999 Midland expects to spend approximately $42 million for capital equipment, primarily for the purchase of new barges.

EMPLOYEES
    As of December 31, 1998, Midland employed approximately 1,300 persons, of whom approximately 29% are represented by labor unions. One of Midland's collective bargaining agreements, covering approximately 100 employees, expires in 1999.

                                   GENERAL
ENVIRONMENTAL MATTERS
    Certain information with respect to Eastern's compliance with federal and state environmental statutes may be found in Item 1(c) under "Natural Gas Distribution" and "Marine Transportation" and Note 12.

EMPLOYEES
    Eastern and its wholly-owned subsidiaries employed approximately 2,900 employees at December 31, 1998.

ITEM 2.  PROPERTIES
    Information with respect to this item may be found in Item 1(c) under "Natural Gas Distribution" and "Marine Transportation." Such information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS
    Information with respect to certain legal proceedings may be found in Notes 12 and 14 and in Item 1(c) hereof under "Natural Gas Distribution" and "Marine Transportation." Such information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matter was submitted to a vote of security holders in the fourth quarter of 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
GENERAL
    The table below identifies the executive officers of Eastern, who are appointed annually and serve at the pleasure of Eastern's Trustees.

                                                                                                                      Office Held
      Name                                   Title                                                           Age         Since
      ----                                   -----                                                           ---         -----

J. Atwood Ives                   Chairman and Chief Executive Officer                                         62          1991
Fred C. Raskin                   President and Chief Operating Officer                                        50          1998
J. Mark Cook                     Senior Vice President, President of Midland                                  55          1998
Walter J. Flaherty               Senior Vice President and Chief Financial Officer                            50          1992
L. William Law, Jr.              Senior Vice President, General Counsel and Secretary                         54          1995
Chester R. Messer                Senior Vice President, President of Boston Gas and Essex Gas                 57          1988

BUSINESS EXPERIENCE
    J. Atwood Ives joined Eastern in 1991 as Chairman and Chief Executive Officer. He has served as a Trustee of Eastern since 1989.

    Fred C. Raskin was Senior Vice President and President of Midland from 1991 until returning to Eastern in 1998 as President and Chief Operating Officer. He has been an employee of Eastern or its subsidiaries since 1978.

                                     10-K/8

    J. Mark Cook was elected Senior Vice President and President of Midland in October 1998. He was President of Cyprus Foote Mineral Company from 1996 to 1998. He was Chairman and President of Cyprus Australia Coal Company from 1995 to 1996. He was Senior Vice President, Western Operations for Cyprus Amax Coal Company from 1993 to 1994.

    Walter J. Flaherty was Senior Vice President - Administration of Boston Gas from 1988 until joining Eastern in 1991 as its Senior Vice President and Chief Administrative Officer. He has been an employee of Eastern or its subsidiaries since 1971.

    L. William Law, Jr. has been General Counsel and Secretary of Eastern since 1987. He has been an employee of Eastern or its subsidiaries since 1975.

    Chester R. Messer has been an employee of Boston Gas since 1963.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Eastern's common stock is traded on the New York, Boston and Pacific Stock
Exchanges (ticker symbol EFU). The approximate number of shareholders at December 31, 1998 was 6,000.

    Information with respect to this item may be found in the sections captioned "Dividends Declared Per Share" and "Stock Price Range" appearing on the inside back cover of the annual report to shareholders for the year ended December 31, 1998. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
    Information with respect to this item may be found in the section captioned "Six-Year Financial Review" appearing on page 28 of the annual report to shareholders for the year ended December 31, 1998. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:
    The following commentary should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Financial Statements.

    Eastern's acquisition of Essex Gas on September 30, 1998 has been accounted for as a pooling of interests, as discussed in Note 2 of Notes to Financial Statements. Accordingly, Eastern's financial statements include Essex Gas' financial information for all periods. Additionally, Boston Gas and Essex Gas are combined and presented herein as natural gas distribution (LDC segment). Midland Enterprises is reported as marine transportation. Other services includes the results of ServicEdge and AMR Data.

    In June 1998 the U.S. Supreme Court held the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") to be unconstitutional as applied to Eastern. As discussed in Note 14, the reversal of the Coal Act reserve resulted in an extraordinary gain of $74.5 million pre-tax, $48.4 million net, or $2.13 per share, in the second quarter of 1998.

    In October 1997 Eastern signed a definitive agreement to acquire Colonial Gas, a Massachusetts gas distribution utility serving 155,000 customers northwest of Boston and on Cape Cod. As discussed in Note 3, the agreement provides for the merger of Colonial Gas into Eastern for $37.50 per share of Colonial Gas stock, payable in Eastern common stock and $150.0 million in cash which will be financed from currently available resources. The exchange ratio for the stock portion of the consideration will be based upon Eastern's stock closing price for a ten-day period prior to the closing, subject to a collar mechanism. The transaction is expected to close in mid-1999, subject to receipt of satisfactory regulatory approvals. The merger has been approved by shareholders of both companies. The merger is expected to be tax-free to Eastern.

1998 COMPARED TO 1997
    The Company reported net earnings of $106.0 million, or $4.67 per share, in 1998, compared to net earnings of $55.9 million, or $2.49 per share, in 1997. (Per share figures are presented on a diluted basis, as described in Note 1.) Excluding extraordinary items described in Notes 5 and 14, the cumulative effect of an accounting change described in Note 13 and other material nonrecurring items from each year's results, Eastern's earnings and earnings per share declined 8% to $50.8 million, or 9% to $2.24 per share, in 1998 versus $55.4 million, or $2.47 per share, in 1997.

                                     10-K/9

(In millions)                            1998          1997         Change
                                        -----        -------        ------
REVENUES
  Natural gas distribution              $667.1       $  754.5      (11.6)%
  Marine transportation                  261.1          269.2       (3.0)%
  Other services                           7.1              -         nm
                                        ------       --------
    Total                               $935.3       $1,023.7       (8.6)%
                                        ======       ========

    The decrease in consolidated revenues from 1997 to 1998 primarily reflects decreases for natural gas distribution, including the impact of warmer weather, the migration from firm gas sales to transportation-only service and lower gas costs, partially offset by sales to new customers.

(In millions)                            1998          1997         Change
                                         ----          ----         ------
OPERATING EARNINGS
  Natural gas distribution              $ 88.9        $ 87.8         1.3%
  Marine transportation                   26.6          34.6       (23.1)%
  Other services                          (9.0)         (1.5)         nm
  Headquarters                            (6.1)         (5.6)       (8.9)%
                                        ------        ------
    Total                               $100.4        $115.3       (12.9)%
                                        ======        ======

    The decrease in consolidated operating earnings from 1997 to 1998 primarily reflects reduced volumes, lower rates and higher costs for marine transportation and startup costs associated with ServicEdge.

NATURAL GAS DISTRIBUTION
    Revenues in 1998 decreased $87.4 million, or 11.6%, compared to 1997, primarily reflecting warmer weather ($50 million), the migration of customers from firm sales to transportation-only service ($22 million), lower gas costs ($17 million), and the absence of a 1997 nonrecurring increase in revenues ($9 million) related to a change in the recovery mechanism for the portion of bad debts associated with gas costs. Growth in throughput was partially offsetting. Weather for calendar 1998 was 9% warmer than normal and 13% warmer than 1997. The revenue decrease associated with customer migration and lower gas costs has no impact on operating earnings as the LDC segment earns all of its margins on the local distribution of gas and none on the sale of the commodity or the passthrough of gas costs.

    Operating earnings in 1998 increased $1.1 million, or 1.3%, as lower operating costs ($9 million), throughput growth ($4 million), and modestly higher average rates were mostly offset by the negative impact of warmer weather ($16 million) and higher depreciation expense. The decrease in operating costs primarily reflects weather-related reductions and continued cost control measures, as well as the absence of a $9 million charge related to Boston Gas' decision to exit the gas appliance service business in 1997. The operating earnings impact of this latter charge was essentially offset by the absence of the nonrecurring revenue increase related to the bad debt recovery mechanism, as described above. The absence of a $2 million gain in 1997 on the settlement of pension obligations was offset by the impact of conforming Essex Gas' historical periods with those of Eastern which increased 1998 operating earnings by $2 million, reflecting the inclusion of Essex Gas' operating earnings for December 1997 and the exclusion of its operating loss for September 1998, as described in Note 2.

MARINE TRANSPORTATION
    Revenues in 1998 decreased $8.1 million, or 3.0%, reflecting lower ton mile production and lower rates resulting from weaker market conditions. A strong U.S. dollar and economic problems in Asia combined to significantly reduce long haul export coal and grain demand, which in turn created excess barge capacity and placed downward pressure on rates.

    Tonnage transported in 1998 increased 5% over 1997, while ton miles declined 3% due to shorter average trip lengths, primarily reflecting the reduced long-haul export tonnage. Total coal tonnage increased 8% with coal tonnage shipped under multi-year contracts to utility customers increasing 12%. Coal ton miles declined 3%, however, due to the decline in long-haul export coal shipments.

    For the second straight year, extreme adverse weather conditions significantly increased operating costs and reduced productivity. While 1997 experienced significant spring flooding on the Ohio River, multiple tropical storms and hurricanes along the Gulf Coast continually disrupted intra-coastal and nearby inland operations in 1998. In addition, the Ohio River experienced extended periods of low water conditions, resulting in prolonged lock delays and mandated traffic restrictions. These operating difficulties disrupted traffic patterns, lowered fleet productivity and materially increased operating expenses. Lower fuel prices, which dropped 23% per gallon in 1998, were partly offsetting. Reflecting these operating and market issues, operating earnings declined $8.0 million, from 1997.

                                    10-K/10

OTHER SERVICES
    Revenues of $7.1 million include $5.6 million from ServicEdge and $1.5 million from AMR Data, which commenced operations in 1998 and 1997, respectively. Their operating loss of $9.0 million primarily reflects costs associated with starting these new businesses, principally ServicEdge.

OTHER
    The $2.4 million reduction in net interest expense reflects the use of short-term investments to redeem $50.0 million of 9.9% Midland debt in March 1998, the issuance of $75.0 million of 6.25% (effective rate 7.5%) debt by Midland in September, and lower short-term debt to finance the LDC segment's working capital requirements. Eastern recognized an extraordinary loss of $2.3 million pre-tax, $1.5 million net, or $.06 per share, on redeeming the Midland debt, as discussed in Note 5.

    The $9.6 million improvement in Other, net reflects increased realized gains on investments in 1998 and the absence of a charge recorded in 1997 to reflect Eastern's share of a former joint venture's operating losses, as reflected in Note 10. Eastern's effective tax rate in 1998 was 36%. In 1997 the rate was 33%, primarily because of adjustments relating to prior year returns, as described in Note 11.

    Net earnings for 1998 include $8.2 million, or $.36 per share, for the cumulative effect of changing Boston Gas' method of accounting for unbilled revenues to an accrual method, as described in Note 13.

1997 COMPARED TO 1996

(In millions)                            1997          1996         Change
                                         ----          ----         ------
REVENUES
  Natural gas distribution             $  754.5      $  755.4        (.1)%
  Marine transportation                   269.2         301.9      (10.8)%
                                       --------      -------
    Total                              $1,023.7      $1,057.3       (3.2)%
                                       ========      ========

    The decrease in consolidated revenues from 1996 to 1997 primarily reflects decreased demand and lower rates at marine transportation and lower average usage and the migration of customers from firm gas sales to transportation-only service, partially offset by sales to new customers, at natural gas distribution.

(In millions)                            1997          1996         Change
                                         ----          ----         ------
OPERATING EARNINGS
  Natural gas distribution              $ 87.8        $ 77.3        13.6%
  Marine transportation                   34.6          58.4       (40.8)%
  Headquarters                            (7.1)         (5.5)      (29.1)%
                                        ------        ------
    Total                               $115.3        $130.2       (11.4)%
                                        ======        ======

    The decrease in operating earnings from 1996 to 1997 primarily reflects the impact of decreased revenues and poor operating conditions at marine transportation, partially offset by higher rates and lower operating expenses at the LDC segment.

NATURAL GAS DISTRIBUTION
    Revenues in 1997 were about the same as in 1996, primarily because lower average customer usage, the migration of customers from firm sales to transportation-only service and the impact of comparatively warmer weather were offset by sales to new customers and the full year impact of Boston Gas' 1996 rate increase. Weather for 1997 was 3% colder than normal, but 2% warmer than 1996.

    Operating earnings increased $10.5 million, or 13.6%, from 1996, primarily reflecting growth in throughput, lower operating expenses, higher rates and Boston Gas' $2.0 million gain on the settlement of pension obligations, partially offset by the margin impact of lower average usage and warmer weather. Boston Gas recorded nonrecurring revenues of $9 million related to a change, pursuant to its 1996 rate ruling, regarding the recovery mechanism for the portion of its bad debt expense associated with gas costs. This income was largely offset by a charge of approximately $9 million related to Boston Gas' decision to exit the gas appliance service business.

                                     10-K/11

MARINE TRANSPORTATION
    Revenues in 1997 decreased $32.7 million or 10.8%, primarily because of weak export demand for coal and grain, lower contractual requirements for utility and industrial coal and fewer barges. Weak demand depressed spot prices for nearly all commodities and traffic patterns were disrupted, reducing operational efficiency. Operating conditions in 1997 were worse than in 1996 and included record flooding on the Ohio River, long traffic delays related to low water and repairs to various key locks throughout the river system, all of which resulted in higher operating costs and lower fleet productivity than in 1996. As a result of weaker markets, the fleet replacement program was slowed and expiring charters of outside barges were not renewed. These decisions, in addition to delivery postponements due to production delays, reduced the size of Midland's barge fleet.

    Tonnage and ton miles decreased 13% and 8%, respectively, reflecting the weak markets and operating conditions discussed previously. A change in business mix and customer sourcing resulted in 5% longer average hauls. Coal tonnage and ton miles decreased 17% and 14%, respectively, from the record levels of 1996. Domestic coal volume, primarily for electric utilities, declined due to the nonrenewal of several multi-year contracts, unplanned plant outages and milder temperatures. Export coal and grain demand weakened as the strong dollar made U.S. supplies less competitive on the world market.

    Ongoing programs to lower vessel operating costs and administrative expenses partially offset the higher operating costs discussed above. Operating results at terminals were also lower, reflecting the reduced demand for coal transportation. As a result of the adverse market and operational issues discussed above, operating earnings decreased by $23.8 million, or 40.8%, in 1997.

OTHER
    Other income primarily reflects losses of $5.5 million and $3.1 million in 1997 and 1996, respectively, representing Eastern's share of a former joint venture's operating losses. Eastern's effective tax rate in 1997 was 33%, which was 4% lower than in 1996, primarily because of adjustments related to prior year returns, as described in Note 11.

YEAR 2000 ISSUES

STATE OF READINESS
    Eastern has assessed the impact of year 2000 issues with respect to its information technology ("IT") and embedded chip systems as well as the Company's exposure to significant third party risks. In this regard, Eastern has initiated and completed substantial portions of its plans to replace or modify existing systems and technology and to assure that major customers and critical vendors are also addressing these issues.

    With respect to its IT systems, Boston Gas has tested and certified, as year 2000 ready, five of its eleven "mission critical" business systems. Replacement of the remaining six systems is in process and scheduled to be completed by June 30, 1999. All "less than critical" applications are scheduled to be tested and/or replaced by June 30, 1999. Conversion and testing of all mainframe hardware and software has been completed. Replacements are in process for client server, data/voice communications, e-mail and desktop hardware and software, with completion scheduled by June 30, 1999.

    With respect to embedded chip systems, Boston Gas has completed an inventory, an assessment and a remediation plan. All remediation, conversion and testing is scheduled for completion by September 30, 1999.

    Boston Gas has identified material third party relationships and expects to complete a detailed survey of third party readiness by March 31, 1999. Selected testing and implementation of risk mitigation strategies for significant vendors are scheduled for the second quarter of 1999.

    Year 2000 issues for Essex Gas are being addressed by integration of its systems with those of Boston Gas, which is scheduled for completion by March 31, 1999.

    Midland has modified and tested substantially all of its mainframe-based programs and systems, which have been operating on a new, year 2000 compliant mainframe since July 1998. All non-mainframe (server) based systems have been tested and have been modified except for its accounts receivable system, which is scheduled for completion by June 30, 1999.

    With respect to embedded chip systems, Midland has reviewed its major operating assets and their subsystems. Based on this review and actions taken, management believes year 2000 issues with regard to embedded chip technology will not impair operations.

    Midland has assessed third party risk with respect to significant suppliers, services and customers. Midland is actively seeking written confirmation of third party readiness. While many third parties express confidence in their year 2000 programs and project completion by mid-1999, they do not make 100% guarantees or assurances.

                                     10-K/12

COST OF YEAR 2000 REMEDIATION
    Natural gas distribution and marine transportation expect the cost of year 2000 compliance to approximate $13.5 million and $2.1 million, respectively, as detailed in the following chart:

                                              Cost through             Expected
(In millions)                               December, 1998      subsequent cost
-------------------------------------------------------------------------------
Natural gas distribution -- capitalized              $ 6.6                 $2.1
                         -- expensed                   3.6                  1.2
                         -- capitalized                 .9                   .3
Marine transportation
                         -- expensed                    .7                   .2
                                                     -----                 ----
Total                                                $11.8                 $3.8
                                                     =====                 ====

RISKS OF YEAR 2000 ISSUES
    Natural gas distribution and marine transportation have assessed the most reasonably likely worst case year 2000 scenario.

    Given its efforts to minimize the risk of year 2000 failure by its internal systems and its distribution network control systems, the LDC segment believes its worst case scenario would involve failures by a pipeline supplier or by suppliers of telecommunications, electricity or banking services. A short-term interruption in pipeline supplies would require the utilization of locally-stored liquefied natural gas supplies. A telecommunications or electric outage would require the LDC segment to enact business contingency and disaster recovery measures to enable the continuation of service to its customers.

    Midland believes its worst case scenario would involve failures by the Army Corps of Engineers, which operates the various lock and dam systems on the inland waterways, by rail services, which are essential for bringing commodities to the rivers for transit in barges, or by suppliers of telecommunications, electricity or banking services. Major delays to river traffic and customers could result in a loss of revenues. Such failures would require Midland to enact disaster recovery plans, use alternate service providers and seek other routes of navigation, to the extent possible.

CONTINGENCY PLANS
    The LDC segment has initiated the development of a business contingency plan concerning year 2000 risks to its internal systems, embedded chips and significant suppliers. Business processes are expected to be assessed and prioritized by March 31, 1999. Detailed plans for critical business processes are expected to be developed and tested by September 30, 1999.

    Midland is developing a contingency plan, which it expects to complete by June 30, 1999. To the extent Midland believes that any supplier of critical goods or services poses a significant risk of year 2000 failure, it expects to locate backup providers by September 30, 1999.

FORWARD-LOOKING INFORMATION
    This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

    Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of the Colonial Gas merger and other strategic initiatives on earnings and cash flow, Eastern's ability to successfully integrate its new gas distribution operations, temperatures above or below normal in eastern Massachusetts, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the profitability of ServicEdge, the timetable and cost for completion of Eastern's year 2000 plans, the impact of third parties' year 2000 issues, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.

                                    10-K/13

LIQUIDITY AND CAPITAL RESOURCES
    Management believes that projected cash flow from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1999 capital expenditure and working capital requirements, potential funding of its environmental liabilities, normal debt repayments, anticipated dividends to shareholders and the planned acquisition of Colonial Gas.

    In addition to cash and marketable investments of $159.8 million at December 31, 1998, Eastern maintains $119.0 million of borrowing capacity under long-term revolving credit agreements, plus uncommitted lines, all of which are available for general corporate purposes. At December 31, 1998, there were borrowings of $8.9 million outstanding under these facilities.

    To meet working capital requirements which reflect the seasonal nature of its business, natural gas distribution had outstanding $37.8 million of short-term borrowings at December 31, 1998, a decrease of $5.2 million from the prior year, primarily reflecting lower balances for deferred gas costs. In addition, natural gas distribution maintains bank credit agreements which support the issuance of up to $80.0 million of gas inventory financing to fund its inventory of gas supplies. At December 31, 1998, natural gas distribution had outstanding $52.6 million of gas inventory financing for this purpose.

    In March 1998, Midland utilized currently available cash and short-term investments to redeem $50.0 million of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In September 1998, Midland issued $75.0 million of 6.25% (effective rate 7.5%) First Preferred Ship Mortgage Bonds due October 1, 2008, as discussed in Note 5. The $68.5 million net proceeds of the notes will be used to fund current and future capital expenditures for barges and other equipment.

    Eastern's capital structure is depicted in the chart below. Subject to the effects of strategic initiatives which Eastern might undertake, the Company expects to continue its policy of capitalizing its LDC segment and Midland with approximately equal amounts of equity and long-term debt. Boston Gas and Midland currently maintain "A" ratings with the major rating agencies.

(Bar Chart)
                               CAPITAL STRUCTURE
                                ($ IN MILLIONS)
                  1994          1995          1996          1997          1998
                  ----          ----          ----          ----          ----
Debt            $387.90       $379.02       $367.68       $371.49       $385.52
Equity           403.00        426.47        461.01        484.47        546.07
Total Capital    790.90        805.49        828.69        855.96        931.59

(Bar Chart)
                                INTEREST COVERAGE

                                 1994      1995      1996      1997      1998
                                 ----      ----      ----      ----      ----
Natural Gas                       4.8       4.7       5.9       6.4       6.8
Marine Transportation             4.0       5.7       5.8       4.5       4.9

         (Reported pre-tax earnings plus depreciation, amortization and interest expense divided by interest expense.)


    Consolidated capital expenditures for 1999 are budgeted at approximately $110 million, with about 60% at Eastern's LDC segment and the balance at Midland.

OTHER MATTERS
    Eastern is aware of certain non-utility sites, associated with former operations, for which it may have or share responsibility for environmental remediation or ongoing maintenance. Eastern has accrued a reserve of approximately $25 million at December 31, 1998, to cover the remediation and maintenance costs of these sites, the principal of which is a former coal tar processing facility in Everett, Massachusetts, as described in Note 12. While Eastern has provided reserves to cover the estimated probable costs of remediation and maintenance for environmental sites based on the information available at the present time, the extent of Eastern's potential liability at such sites is not yet determined.

    Eastern's natural gas distribution operations, like many other companies in the natural gas industry, are parties to government proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas and Essex Gas may have or share responsibility under applicable environmental law for remediation of 18 such sites, as described in
Note 12.

    Boston Gas and Essex Gas are aware of 26 other MGP sites within their service territories. A subsidiary of New England Electric System has provided full indemnification to Boston Gas with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas or Essex Gas has or shares responsibility for remediating any of these other sites. No notice of responsibility has been issued to Boston Gas or Essex Gas for any of these sites from any governmental authority.

                                    10-K/14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE NO.
                                                                      --------

Consolidated Statements of Operations                                 10-K/16

Consolidated Balance Sheets                                           10-K/17

Consolidated Statements of Cash Flows                                 10-K/18

Consolidated Statements of Shareholders' Equity                       10-K/19

Notes to Financial Statements                                         10-K/20

Unaudited Quarterly Financial Information                             10-K/34

Independent Auditors' Report                                          10-K/35

Management's Report on Responsibility                                 10-K/35






                                    10-K/15

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        Years Ended December 31,
(In thousands, except per share amounts)                   1998                    1997                     1996
-------------------------------------------------------------------------------------------------------------------
REVENUES                                                 $935,264               $1,023,740               $1,057,271
OPERATING COSTS AND EXPENSES:
    Operating costs                                       640,792                  715,066                  744,672
    Selling, general and administrative expenses          118,546                  122,035                  115,136
    Depreciation and amortization                          75,521                   71,322                   67,229
                                                         --------               ----------               ----------
OPERATING EARNINGS                                        100,405                  115,317                  130,234

OTHER INCOME (EXPENSE):
    Interest income                                         7,582                    8,997                    9,419
    Interest expense                                      (33,584)                 (37,411)                 (37,290)
    Other, net                                              5,591                   (4,033)                    (114)
                                                         --------               ----------               ----------
EARNINGS BEFORE INCOME TAXES                               79,994                   82,870                  102,249
Provision for income taxes                                 29,166                   26,954                   37,748
                                                         --------               ----------               ----------

EARNINGS BEFORE EXTRAORDINARY ITEMS AND ACCOUNTING
CHANGE                                                     50,828                   55,916                   64,501
Extraordinary items, net of tax:
    Reversal of Coal Act reserve                           48,425                        -                        -
    Loss on early extinguishment of debt                   (1,465)                       -                        -
Cumulative effect of accounting change, net of tax          8,193                        -                        -
                                                         --------               ----------               ----------
NET EARNINGS                                             $105,981               $   55,916               $   64,501
                                                         ========               ==========               ==========

BASIC EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEMS
  AND ACCOUNTING CHANGE                                     $2.26                    $2.50                    $2.90
Extraordinary items, net of tax:
    Reversal of Coal Act reserve                             2.16                        -                        -
    Loss on early extinguishment of debt                     (.07)                       -                        -
Cumulative effect of accounting change, net of tax            .37                        -                        -
                                                            -----                    -----                    -----
BASIC EARNINGS PER SHARE                                    $4.72                    $2.50                    $2.90
                                                            =====                    =====                    =====

DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEMS AND ACCOUNTING CHANGE                               $2.24                    $2.49                    $2.88
Extraordinary items, net of tax:
    Reversal of Coal Act reserve                             2.13                        -                        -
    Loss on early extinguishment of debt                     (.06)                       -                        -
Cumulative effect of accounting change, net of tax            .36                        -                        -
                                                            -----                    -----                    -----
DILUTED EARNINGS PER SHARE                                  $4.67                    $2.49                    $2.88
                                                            =====                    =====                    =====

                     The accompanying notes are an integral part of these financial statements.

                                                      10-K/16

                                             CONSOLIDATED BALANCE SHEETS
                                                                                        December 31,
(In thousands)                                                                   1998                    1997
-----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
    Cash and short-term investments                                            $  159,836              $  175,709
    Receivables, less reserves of $17,070 in 1998 and $17,220 in 1997             104,869                 111,240
    Inventories                                                                    55,866                  61,336
    Deferred gas costs                                                             54,065                  66,916
    Other current assets                                                            5,689                   5,867
                                                                               ----------              ----------
        TOTAL CURRENT ASSETS                                                      380,325                 421,068

PROPERTY AND EQUIPMENT, AT COST                                                 1,722,718               1,621,850
    Less--accumulated depreciation                                                746,969                 688,169
                                                                               ----------              ----------
        NET PROPERTY AND EQUIPMENT                                                975,749                 933,681

OTHER ASSETS:
    Deferred postretirement health care costs                                      78,567                  87,188
    Investments                                                                    15,395                  15,791
    Deferred charges and other costs, less amortization                            68,334                  72,637
                                                                               ----------              ----------
        TOTAL OTHER ASSETS                                                        162,296                 175,616
                                                                               ----------              ----------

        TOTAL ASSETS                                                           $1,518,370              $1,530,365
                                                                               ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Current debt                                                               $   43,237              $   48,378
    Accounts payable                                                               56,567                  70,833
    Accrued expenses                                                               38,540                  38,505
    Other current liabilities                                                      40,011                  67,649
                                                                               ----------              ----------
        TOTAL CURRENT LIABILITIES                                                 178,355                 225,365

GAS INVENTORY FINANCING                                                            52,644                  59,310

LONG-TERM DEBT                                                                    385,519                 371,492

RESERVES AND OTHER LIABILITIES:
    Deferred income taxes                                                         134,911                 107,804
    Postretirement health care                                                     97,197                  98,382
    Coal miners retiree health care                                                     -                  57,000
    Preferred stock of subsidiary                                                  29,360                  29,326
    Other reserves                                                                 94,315                  97,216
                                                                               ----------              ----------
        TOTAL RESERVES AND OTHER LIABILITIES                                      355,783                 389,728

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
    Common stock $1.00 par value; Authorized shares-- 50,000,000; Issued
      shares--22,535,734 in 1998 and 22,438,298 in 1997                            22,536                  22,438
    Capital in excess of par value                                                 53,421                  50,989
    Retained earnings                                                             470,576                 410,756
    Accumulated other comprehensive earnings (loss)                                  (105)                  1,867
    Treasury stock at cost--10,461 shares in 1998 and 54,928 shares in 1997          (359)                 (1,580)
                                                                               ----------              ----------
        TOTAL SHAREHOLDERS' EQUITY                                                546,069                 484,470
                                                                               ----------              ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $1,518,370              $1,530,365
                                                                               ==========              ==========

                     The accompanying notes are an integral part of these financial statements.

                                                      10-K/17

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                        Years Ended December 31,
(In thousands)                                                   1998                 1997                  1996
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET EARNINGS                                               $ 105,981            $  55,916             $  64,501
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Extraordinary credit for reversal of Coal Act reserve    (48,425)                   -                     -
        Extraordinary loss on early extinguishment of debt         1,465                    -                     -
        Cumulative effect of accounting change                    (8,193)                   -                     -
        Depreciation and amortization                             75,521               71,322                67,229
        Income taxes and tax credits                              (1,876)              19,578                 9,355
        Net gain on sale of assets                                (4,837)              (1,435)               (2,541)
        Other changes in assets and liabilities:
            Receivables                                           19,864              (12,502)                3,996
            Inventories                                            5,827                4,495               (10,886)
            Deferred gas costs                                    15,160                8,892                (6,358)
            Accounts payable                                     (16,929)              (7,345)               10,232
            Other                                                 (9,302)               7,719                (7,089)
                                                               ---------             --------             ---------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                    134,256              146,640               128,439
                                                               ---------             --------             ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                        (113,712)             (89,216)             (119,783)
    Investments                                                   (7,624)               3,018               (16,737)
    Proceeds on sale of assets                                    15,956                7,290                 3,210
    Other                                                         (6,035)              (1,966)               (2,798)
                                                               ---------             --------             ---------
    NET CASH USED BY INVESTING ACTIVITIES                       (111,415)             (80,874)             (136,108)
                                                               ---------             --------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                               (35,653)             (35,255)              (32,566)
    Changes in notes payable                                     (10,800)             (25,927)               12,050
    Changes in gas inventory financing                            (7,300)                 358                 8,221
    Proceeds from issuance of long-term debt                      68,519                9,827                     -
    Repayment of long-term debt                                  (56,348)              (5,801)               (8,671)
    Other                                                          7,920                1,581                 3,469
                                                               ---------             --------             ---------
NET CASH USED BY FINANCING ACTIVITIES                            (33,662)             (55,217)              (17,497)
                                                               ---------             --------             ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS             (10,821)              10,549               (25,166)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                   170,657              160,108               185,274
                                                               ---------             --------             ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                         159,836              170,657               160,108
SHORT-TERM INVESTMENTS                                                 -                5,052                     -
                                                               ---------             --------             ---------
CASH AND SHORT-TERM INVESTMENTS                                $ 159,836             $175,709             $ 160,108
                                                               =========             ========             =========

                     The accompanying notes are an integral part of these financial statements.

                                                       10-K/18

                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                                                                 Accumulated
                                                                                    Other
                                           Common     Capital In                 Comprehensive
                                            Stock      Excess of     Retained        Income       Treasury
(In thousands)                          $1 Par Value   Par Value     Earnings        (Loss)         Stock          Total
--------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1995               $22,289      $47,689      $359,036        $ 2,390        $ (4,931)     $426,473
  Comprehensive income:
    Net earning                                 --           --        64,501             --              --            --
    Unrealized holding gains on
      investments, net                          --           --            --            423              --            --
    Pension liability adjustment, net           --           --            --         (1,569)             --            --
  Total comprehensive income                    --           --            --             --              --        63,355
  Dividends declared -- $1.51
    per share                                   --           --       (33,204)            --              --       (33,204)
  Issuance of stock, net                        98        2,915            --             --           1,376         4,389
                                           -------      -------      --------        -------        --------      --------

BALANCE AT DECEMBER 31, 1996                22,387       50,604       390,333          1,244          (3,555)      461,013
  Comprehensive income:
    Net earnings                                --           --        55,916             --              --            --
    Unrealized holding gains on
      investments, net                          --           --            --            884              --            --
    Pension liability adustment, net            --           --            --           (261)             --            --
  Total comprehensive income                    --           --            --             --              --        56,539
  Dividends declared -- $1.61 per share         --           --       (35,493)            --              --       (35,493)
  Executive stock purchase loans                --       (1,156)           --             --              --        (1,156)
  Issuance of stock, net                        51        1,541            --             --           1,975         3,567
                                           -------      -------      --------        -------        --------      --------
BALANCE AT DECEMBER 31, 1997                22,438       50,989       410,756          1,867          (1,580)      484,470
  Comprehensive income:
    Net earning                                 --           --       105,981             --              --            --
    Essex Gas excluded period                   --           --        (7,994)            --              --            --
    Unrealized holding losses on
      investments, net                          --           --            --         (2,448)             --            --
      Pension liability adjustment, net         --           --            --            476              --            --
  Total comprehensive income                    --           --            --             --              --        96,015
  Dividends declared -- $1.65 per share         --           --       (38,167)            --              --       (38,167)
  Executive stock purchase loans                --         (169)           --             --              --          (169)
  Issuance of stock, net                        98        2,601            --             --           1,221         3,920
                                           -------      -------      --------        -------        --------      --------
BALANCE AT DECEMBER 31, 1998               $22,536      $53,421      $470,576        $  (105)       $   (359)     $546,069
                                           =======      =======      ========        =======        ========      ========

                        The accompanying notes are an integral part of these financial statements.

                                                          10-K/19

                        NOTES TO FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Eastern Enterprises ("Eastern"), and its natural gas distribution subsidiaries, Boston Gas Company ("Boston Gas") and Essex Gas Company ("Essex Gas"), its marine transportation subsidiary, Midland Enterprises Inc. ("Midland"), and its other subsidiaries, ServicEdge Partners, Inc. ("ServicEdge") and AMR Data Corp. ("AMR Data").

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period, the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

    As discussed in Note 2, amounts have been restated under the pooling of interests method of accounting to include the operations of Essex Gas, acquired on September 30, 1998. Certain prior year financial statement information has been reclassified to be consistent with the current presentation. All material intercompany balances and transactions have been eliminated in consolidation. Certain accounting policies followed by Eastern and its subsidiaries are described below:

    Cash and short-term investments: Highly liquid instruments with original maturities of three months or less are considered cash equivalents.

    Inventories include the following:

                                                             December 31,
(In thousands)                                             1998        1997
--------------------------------------------------------------------------------
Supplemental gas supplies                                  $45,266     $48,722
Other materials, supplies and marine fuel                   10,600      12,614
                                                           -------     -------
                                                           $55,866     $61,336
                                                           =======     =======

    Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) or average cost method.

    Regulatory assets and liabilities: Boston Gas is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" during the periods presented. Essex Gas discontinued the application of SFAS No. 71 as of September 30, 1998, as discussed in Note 2. Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

    Regulatory assets include the following:
                                                             December 31,
(In thousands)                                             1998        1997
--------------------------------------------------------------------------------
Postretirement benefit costs                              $ 78,567    $ 87,188
Environmental costs                                         20,990      18,852
Other                                                        1,365       3,789
                                                          --------    --------
                                                          $100,922    $109,829
                                                          ========    ========

    Regulatory liabilities total $9,479,000 and $11,079,000 at December 31, 1998 and 1997, respectively, and relate primarily to income taxes.

    As of December 31, 1998 regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods from one to 21 years.

                                     10-K/20

    Other current liabilities include the following:
                                                             December 31,
(In thousands)                                             1998        1997
--------------------------------------------------------------------------------
Coal miners retiree health care premiums                   $     -     $19,500
Reserves for insurance claims                               10,739      11,980
Dividend payable                                             9,455       8,359
Pipeline refunds due utility customers                         192       4,703
Other                                                       19,625      23,107
                                                           -------     -------
                                                           $40,011     $67,649
                                                           =======     =======

    Revenue recognition: As described in Note 13, Boston Gas changed its revenue accounting method in 1998 to record estimated unbilled revenues at the end of accounting periods. As described in Note 2, Essex Gas adopted the unbilled revenue method upon acquisition. Midland recognizes revenue on tows in progress on the percentage-of-completion method based on miles traveled. ServicEdge recognizes contract revenues over the life of the contract, matching revenues with anticipated expenses and other revenues when billed.

    Depreciation and amortization: Depreciation and amortization are provided using the straight-line method at rates designed to allocate the cost of property and equipment over their estimated useful lives:

                                                          Years
---------------------------------------------------------------
Gas utility plant                                         14-82
Boats and barges                                          23-30
Buildings                                                 20-30
Furniture, fixtures and other equipment                    3-25
Leaseholds                                                shorter of useful life
                                                          or term of lease

    Earnings per share: SFAS No. 128, "Earnings per Share," requires the computation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method.

(In thousands, except per share                 Years Ended December 31,
amounts)                                     1998          1997          1996
--------------------------------------------------------------------------------
Earnings before extraordinary items
  and accounting change                    $50,828       $55,916       $64,501
                                           =======       =======       =======
Weighted-average shares                     22,474        22,329        22,245
Dilutive effect of options                     206           169           169
                                           -------       -------       -------
Adjusted weighted-average shares            22,680        22,498        22,414
                                           =======       =======       =======
Basic earnings per share before
  extraordinary items and accounting
  change                                     $2.26         $2.50         $2.90
                                             =====         =====         =====
Diluted earnings per share before
  extraordinary items and accounting
  change                                     $2.24         $2.49         $2.88
                                             =====         =====         =====

    Comprehensive Income: Effective January 1, 1998, Eastern adopted SFAS No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive earnings, including the changes in equity from non-owner sources such as unrealized gains on securities and minimum pension liability adjustments, which are reflected on Eastern's consolidated statements of shareholders' equity.

                                    10-K/21

    The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income:

                             Unrealized
                            Holding Gains
                             (Losses) on        Reclassification
                             Investments         Adjustments for                                 Pension
                           Arising During        Gains Included        Net Unrealized           Liability
(In thousands)               the Period           in Net Income        Gains (Losses)          Adjustment            Total
--------------------------------------------------------------------------------------------------------------------------
1996
Pretax                         $1,465               $(1,042)              $   423               $(2,399)            $(1,976)
Income tax benefit                  -                     -                     -                   830                 830
                               ------               -------               -------               -------             -------
  Net change                   $1,465               $(1,042)              $   423               $(1,569)            $(1,146)
                               ======               =======               =======               =======             =======
1997
Pretax                         $2,210               $(1,313)              $   897               $  (401)            $   496
Income tax benefit (expense)       12                   (25)                  (13)                  140                 127
                               ------               -------               -------               -------             -------
  Net change                   $2,222               $(1,338)              $   884               $  (261)            $   623
                               ======               =======               =======               =======             =======
1998
PRETAX                         $  105               $(1,873)              $(1,768)              $   732             $(1,036)
INCOME TAX (EXPENSE)             (680)                    -                  (680)                 (256)               (936)
                               ------               -------               -------               -------             -------
  NET CHANGE                   $ (575)              $(1,873)              $(2,448)              $   476             $(1,972)
                               ======               =======               =======               =======             =======

    The income tax expense against 1998 unrealized gains reflects the unavailability of capital loss carryforwards to offset unrealized gains at December 31, 1998.

    Pending Accounting Changes: There are no authoritative accounting standards pending that will materially affect Eastern's reported financial position or results of operations when adopted.

2.  ESSEX GAS MERGER
    On September 30, 1998, Eastern completed a merger with Essex Gas by exchanging approximately 2,047,000 shares of its common stock for all of the common stock of Essex Gas. Each share of Essex Gas was exchanged for 1.183985 shares of Eastern common stock. The merger was accounted for as a pooling of interests and the accompanying consolidated financial statements include the accounts of Essex Gas for all periods. Prior to the merger, Essex Gas' fiscal year ended on August 31. Accordingly, the accompanying consolidated statement of operations includes the year ended December 31, 1998 of Eastern combined with the period from December 1, 1997 through December 31, 1998, excluding the month of September 1998 of Essex Gas. The financial statements for 1997 and 1996 include years ended December 31 for Eastern combined with the years ended August 31 for Essex Gas.

    Pre-merger financial results for the separate companies and the combined amounts in the consolidated statements of operations, include the nine months ended September 30, 1998 of Eastern combined with the nine months ended August 31, 1998 of Essex Gas and the years ended December 31, 1997 and 1996 of Eastern combined with the years ended August 31, 1997 and 1996 of Essex Gas are as follows:

                                  Nine Months Ended
                                    September 30,     Years Ended December 31,
                                        1998             1997         1996
------------------------------------------------------------------------------
Revenues:
  Eastern                             $635,442         $  970,204   $1,007,342
  Essex Gas                             41,786             53,536       49,929
                                      --------         ----------   ----------
  Combined                            $677,228         $1,023,740   $1,057,271
                                      ========         ==========   ==========
Earnings before extraordinary
  item:
  Eastern                             $ 28,717         $   51,950   $   60,665
  Essex Gas                              2,478              3,966        3,836
                                      --------         ----------   ----------
    Combined                          $ 31,195         $   55,916   $   64,501
                                      ========         ==========   ==========

    The combined financial statements include adjustments to conform the accounting policies of Essex Gas with those of Eastern. The primary adjustment conformed Essex Gas' method of adoption of SFAS No. 106, "Employers" Accounting for Postretirement Benefits Other Than Pensions" with Eastern's adoption by immediately recognizing

                                    10-K/22
the transition obligation of approximately $4.1 million at the date of adoption, September 1, 1994. Since Essex Gas had received regulatory approval to fully recover the SFAS No. 106 costs in rates, a regulatory asset was recorded for the transition obligation and there was no adjustment to income during the pre-merger period.

    Transaction fees totaled $9,776,000 pre-tax, of which $2,788,000 was incurred and expensed during the nine month period ending September 30, 1998. An additional $750,000 of transaction fees were incurred and expensed in 1997. The remaining $6,238,000 was expensed by Essex Gas in September 1998. Transaction fees primarily include investment banking fees and other professional fees.

    In approving the Essex Gas merger, the Massachusetts Department of Telecommunication and Energy (the "DTE"), approved a plan for Essex Gas customers immediately reducing rates by 5% and freezing base rates for ten years. Because of the length of the base rate freeze, Essex Gas is unable to continue its application of SFAS No. 71, and, effective September 30, 1998, wrote off net regulatory assets approximating $4,500,000 pre-tax or $2,873,000 net, which primarily consisted of deferred postretirement health care costs. In addition, Essex Gas was required to adopt a revenue method which reflects full accrual accounting and which resulted in a minor nonrecurring gain. In conforming Essex Gas' historical periods based on a fiscal year ending August 31 with Eastern's operations and changing Essex Gas' fiscal year-end, consolidated results for the year ended December 31, 1998 include Essex Gas' results for December 1997 and December 1998 and exclude its results for September 1998. Essex Gas' revenues and net earnings for December 1997 were $7,262,000 and $995,000, respectively. Essex Gas' revenues and net loss for September 1998 were $1,374,000 and $8,121,000, respectively. The September 1998 net loss reflected transaction and integration expenses of $5,088,000 and the aforementioned write off of regulatory assets. Essex Gas' revenues and net earnings for the three months ended November 30, 1997 were $9,035,000 and $127,000, respectively. The consolidated statement of cash flows for 1998 includes the effect of Essex Gas' excluded periods of ($2,103,000) for net operating activity, ($2,178,000) for net investing activity and $4,574,000 for net financing activity. These amounts are reflected in the other captions in the consolidated statement of cash flows.

3.  PLANNED MERGER WITH COLONIAL GAS COMPANY
    On October 17, 1998 Eastern signed a definitive agreement that provides for the merger of Colonial Gas Company ("Colonial Gas") into Eastern for $37.50 per share of Colonial Gas stock, payable in Eastern stock and $150.0 million in cash. The exchange ratio for the stock portion of the consideration will be based upon Eastern's average closing stock price for the ten trading day period ending on the third trading day prior to closing, subject to a collar mechanism. The transaction is expected to close in mid-1999, subject to receipt of satisfactory regulatory approvals. The merger is expected to be tax-free to Eastern and will be accounted for using the purchase method of accounting.

4.  BUSINESS SEGMENT INFORMATION
    Effective January 1, 1998, Eastern adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to SFAS No. 131, Eastern's two reportable segments are natural gas distribution and marine transportation. Natural gas distribution, which includes Boston Gas and Essex Gas, provides services to customers in eastern and central Massachusetts, and marine transportation, which includes Midland, operates boats and barges on the inland waterways. Other services include ServicEdge and AMR Data.

    Segment information, including operating results and other financial data, is presented below:

(In thousands)                           1998           1997          1996
------------------------------------------------------------------------------
Revenues:
  Natural gas distribution           $  667,106      $  754,481    $  755,391
  Marine transportation                 261,061         269,259       301,880
  Other services                          7,097               -             -
                                     ----------      ----------    ----------
                                     $  935,264      $1,023,740    $1,057,271
                                     ==========      ==========    ==========

Operating earnings:
  Natural gas distribution           $   88,913      $   87,773    $   77,291
  Marine transportation                  26,634          34,614        58,415
  Other services                         (9,043)         (1,481)            -
  Headquarters(1)                        (6,099)         (5,589)       (5,472)
                                     ----------      ----------    ----------
                                     $  100,405      $  115,317    $  130,234
                                     ==========      ==========    ==========

(1) Reflects unallocated corporate general and administrative expenses.

                                    10-K/23

(In thousands)                           1998           1997          1996
------------------------------------------------------------------------------
Identifiable assets, net of depreciation
and reserves:
  Natural gas distribution             $  952,576    $  974,021    $  970,282
  Marine transportation                   379,676       356,350       353,928
  Other(1)                                186,118       199,994       190,643
                                       ----------    ----------    ----------
                                       $1,518,370    $1,530,365    $1,514,853
                                       ==========    ==========    ==========
Capital expenditures:
  Natural gas distribution             $   66,248    $   62,283    $   66,532
  Marine transportation                    46,621        25,700        47,851
  Other                                       843         1,233         5,400
                                       ----------    ----------    ----------
                                       $  113,712    $   89,216    $  119,783
                                       ==========    ==========    ==========
Depreciation and amortization:
  Natural gas distribution             $   50,870    $   47,786    $   44,305
  Marine transportation                    23,838        22,675        22,554
  Other                                       813           861           370
                                       ----------    ----------    ----------
                                       $   75,521    $   71,322    $   67,229
                                       ==========    ==========    ==========
Interest expense:
  Natural gas distribution             $   22,565    $   23,067    $   22,695
  Marine transportation                    10,830        13,713        14,295
  Other                                       189           631           300
                                       ----------    ----------    ----------
                                       $   33,584    $   37,411    $   37,290
                                       ==========    ==========    ==========
Income tax provision:
  Natural gas distribution             $   27,121    $   24,792    $   22,185
  Marine transportation                     6,534         8,464        17,566
  Other                                    (4,489)       (6,302)       (2,003)
                                       ----------    ----------    ----------
                                       $   29,166    $   26,954    $   37,748
                                       ==========    ==========    ==========
(1) Primarily includes cash and short-term investments.

    Natural gas distribution operations are subject to Massachusetts statutes applicable to gas utilities. Their revenues, earnings and cash flows are highly seasonal as most of their firm sales and transportation are directly related to temperature levels. These operations purchase gas supplies from a variety of domestic and Canadian producers and marketers, under a combination of long-term commitments, firm winter service agreements and spot purchases. These operations have diversified their gas supplies across major North American producing regions.

    A significant portion of marine transportation operations relate to multi-year transportation contracts. Based on past experience and its competitive position, management considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen.

5.  LONG-TERM OBLIGATIONS AND CURRENT DEBT

    Credit agreements and lines of credit: Eastern maintains credit agreements with groups of banks, which provide for the borrowings by Eastern and its subsidiaries of up to $119,000,000 at various times through December 31, 2001. The interest rate for borrowings is the agent bank's prime rate or, at the borrower's option, various pricing alternatives. The agreements require facility fees ranging from 9.5 to 37.5 basis points on the commitments. At December 31, 1998 and 1997, $8,935,000 and $3,313,000 were outstanding, respectively. Boston Gas utilizes a portion of the credit agreement to back its commercial paper borrowings. Included in current debt were $37,835,000 and $43,013,000 of commercial paper with a weighted average interest rate of 5.30% and 6.19% at December 31, 1998 and 1997, respectively. In addition, Eastern, Boston Gas and Essex Gas have various uncommitted lines of credit which are utilized for working capital needs and provide for interest at the bank's prime rate or, at the borrower's option, various pricing alternatives.

    Gas inventory financing: Boston Gas and Essex Gas maintain credit agreements with groups of banks, which provide for the borrowing of up to $80,000,000 for the exclusive purpose of funding their inventory of gas

                                    10-K/24
supplies or for backing commercial paper issued for the same purpose. All costs related to this funding are recoverable from customers. Boston Gas and Essex Gas had $52,644,000 and $59,310,000 of commercial paper or bank borrowings outstanding to fund their inventory of gas supplies at December 31, 1998 and 1997, respectively. Since the commercial paper is supported by a long-term credit agreement, these borrowings have been classified as non-current in the accompanying consolidated balance sheets. The Boston Gas credit agreement includes a one-year revolving credit facility which may be converted to a two-year term loan at the option of Boston Gas if the one-year revolving credit facility is not renewed by the banks. Boston Gas may select the agent bank's prime rate or, at Boston Gas' option, various pricing alternatives. The Boston Gas agreement requires a facility fee of 8.5 basis points on the commitment. No borrowings were outstanding under this agreement during 1998 and 1997.

    Description of long-term debt:
                                                            December 31,
(In thousands)                                           1998         1997
------------------------------------------------------------------------------
NATURAL GAS DISTRIBUTION:
  8.33%-9.75% Medium-Term Notes,
    Series A, due 2005-2022                             $100,000     $100,000
  6.93%-8.50% Medium-Term Notes,
    Series B, due 2006-2024                               50,000       50,000
  6.80%-7.25% Medium-Term Notes,
    Series C, due 2012-2025                               60,000       60,000
  7.28%-10.25% First Mortgage Bonds
    due 1999-2020                                         21,000       22,200
  8.15% - 8.625% Debenture
    due 2006-2017                                          7,199        7,199
  8.50% Mortgage Note                                          -          360
  Capital leases                                             532          605
  Less -- current portion                                   (660)      (1,014)
                                                        --------     --------
    NATURAL GAS DISTRIBUTION                             238,071      239,350
                                                        --------     --------
MARINE TRANSPORTATION:
  First Preferred Ship Mortgages
    9.9% Bonds, due 2008                                       -       48,108
    6.25% Bonds, due 2008, effective 7.50%                68,619            -
    8.1%-9.85% Medium-Term Notes,
      Series A, due 2002-2012                             67,423       67,683
  Capital leases                                          16,148       20,702
  Less--current portion                                   (4,742)      (4,351)
                                                        --------     --------
    MARINE TRANSPORTATION                                147,448      132,142
                                                        --------     --------
    TOTAL LONG-TERM DEBT                                $385,519     $371,492
                                                        ========     ========

    Natural gas distribution Medium-Term Notes are not callable prior to maturity. The First Mortgage Bonds are secured by substantially all the plant assets of Essex Gas.

    The marine transportation First Preferred Ship Mortgage Bonds and Medium-Term Notes are secured by certain transportation equipment. The Medium-Term Notes are not callable prior to maturity.

    In March 1998, marine transportation utilized currently available cash to call $50,000,000 of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, marine transportation recognized an extraordinary charge of $2,254,000 pre-tax, $1,465,000 net, or $.06 per share.

    In September 1998, marine transportation issued $75,000,000 of 6.25% First Preferred Ship Mortgage Bonds maturing October 1, 2008. Proceeds of $68,500,000 were net of $6,000,000 incurred on treasury rate lock agreements entered into in the second and third quarters in order to hedge the underlying treasury interest rate, and other costs. The debt has an effective annual interest rate of 7.50%.

    Capital leases consist of equipment lease obligations with a weighted average interest rate of 10.0%. Minimum lease payments under these agreements are due in installments through 2005.

    Debt payment requirements and maturities, net of amounts acquired in advance, are $5,402,000, $5,881,000, $4,838,000, $5,345,000 and $1,040,000 for
1999 through 2003, respectively, and cumulatively $368,415,000 thereafter.

                                    10-K/25

    Five-year operating lease commitments: In addition to the equipment financed under capital leases, Eastern and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through the year 2079. Total rents charged to expense were $10,294,000 in 1998, $10,887,000 in 1997 and $13,840,000 in 1996.

    Future minimum lease commitments under operating leases are $8,185,000, $6,579,000, $5,261,000, $3,377,000, $1,455,000 for 1999 through 2003, respectively, and cumulatively $4,551,000 thereafter.

6.  PREFERRED STOCK OF SUBSIDIARY
    Boston Gas has outstanding 1,200,000 shares of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. At the option of Boston Gas, the annual sinking fund payment may be increased to 10%. The preferred stock is not callable prior to 2003.

7.  STOCK PLANS
    Eastern has three stock option plans which provide for the issuance of non-qualified stock options, incentive stock options and stock appreciation rights ("SARs") to its officers, non-employee trustees and key employees. On September 30, 1998, two stock option plans of Essex Gas were terminated. Options and SARs may be granted at prices not less than fair market value on the date of grant for periods not extending beyond ten years from the date of grant. No SARs have been granted since 1991. In 1995, the right to exercise outstanding SARs was effectively eliminated.

    Eastern applies Accounting Principles Board Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its employee stock purchase plan. Had compensation cost for Eastern's plans been determined applying SFAS No. 123, "Accounting for Stock-Based Compensation," Eastern's net earnings would have been reduced by $542,000 or $.02 per share in 1998, $418,000 or $.02 per share in 1997 and by
$304,000 or $.01 per share in 1996. The weighted average fair value of options granted during 1998, 1997 and 1996 was $42.86, $33.63, and $35.96, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: dividend yields of 4.0% in each year; expected volatilities of 16.5%, 17.8% and 18.3%; risk-free interest rates of 5.0%, 6.1% and 5.4%; and an expected life of 5.0 years for each year.

    Shares available for future grants under these stock option plans were 666,927 at December 31, 1998, 934,760 at December 31, 1997 and 1,093,110 at
December 31, 1996.

    Option activity during the past three years was as follows:

                                            Average
                                            Option        Stock
                                             Price       Options       SARs
                                            ---------------------------------
OUTSTANDING AT DECEMBER 31, 1995            $26.13        712,025      95,220
  Granted                                    35.96        133,200           -
  Exercised                                  22.99        (44,320)          -
  Surrendered                                    -              -      (7,170)
  Canceled                                   29.20        (24,899)       (350)
                                                          -------     -------
OUTSTANDING AT DECEMBER 31, 1996            $27.96        776,006      87,700
  Granted                                    33.63        161,700           -
  Exercised                                  24.57        (52,140)          -
  Surrendered                                    -              -     (22,500)
  Canceled                                   35.52         (3,350)          -
                                                          -------     -------
OUTSTANDING AT DECEMBER 31, 1997            $29.21        882,216      65,200
  Granted                                    42.86        220,850           -
  Exercised                                  23.38        (65,843)          -
  Surrendered                                    -              -     (20,720)
  Canceled                                   36.22        (43,000)          -
                                                          -------     -------
OUTSTANDING AT DECEMBER 31, 1998            $32.19        994,223      44,480
                                                          =======     =======

                                    10-K/26

    Stock options exercisable at December 31, 1998 and 1997 were for 561,342 shares and 512,006 shares, respectively. At December 31, 1998, the range of exercise prices of outstanding and exercisable options was $23.44 to $43.59 and $23.44 to $37.00, respectively, with a weighted-average remaining contractual life of options outstanding of 6.0 years.

    Under restricted stock plans for key employees and non-employee trustees, Eastern awarded 5,500 shares in 1998 and 4,400 shares in 1997 and 1996. Eastern recognized compensation expense of $70,000 in 1998, $109,000 in 1997 and $305,000 in 1996 in accordance with the vesting terms of these and prior awards. Shares available for future awards under these plans were 27,800 at December 31, 1998 and 33,300 at December 31, 1997.

8.  COMMON STOCK PURCHASE RIGHTS
    On February 22, 1990, Eastern declared a distribution to shareholders of record on March 5, 1990, pursuant to the terms of a Common Stock Rights Agreement (as amended, the "1990 Rights Agreement") between Eastern and BankBoston, N.A., the current Rights Agent, of one common stock purchase right for each outstanding share of common stock. Each right would initially entitle the holder to purchase one share of common stock at an exercise price of $100, subject to adjustment to prevent dilution. The rights become exercisable on the 10th business day after a person acquires 10% or more of Eastern's stock or commences a tender offer for 10% or more of Eastern's stock or such later date as the board determines. The rights may be redeemed by Eastern at any time prior to the 10th day after a 10% position has been acquired at a price of $.01 per right. Eastern may exchange any outstanding rights at any time after a person acquires 10% or more of Eastern stock, but before such person beneficially owns 50% or more of Eastern's stock, for shares of common stock of Eastern at an initial exchange ratio of one share for each right, subject to adjustment and subject to other limitations contained in the 1990 Rights Agreement. The rights will expire on March 5, 2000.

    If Eastern is acquired in a merger or other business combination, each right will entitle its holder to purchase common shares of the acquiring company having a market value of twice the exercise price of each right (i.e., at a 50% discount). If an acquiror purchases 10% of Eastern's common stock, each right will entitle its holder to purchase a number of Eastern's common shares having a market value of twice the right's exercise price.

    On July 22, 1998 Eastern declared a dividend of one purchase right (a "New Right") for every outstanding share of Eastern common stock. The New Rights will be distributed at the close of business upon the earlier to occur of (i) the date of redemption by Eastern of Eastern's rights issued pursuant to the 1990 Rights Agreement discussed above, and (ii) February 18, 2000, to shareholders of record as of the close of business on such date. The terms of the New Rights are set forth in a Rights Agreement dated as of July 22, 1998 (the "New Rights Agreement") between Eastern and BankBoston, N.A., as Rights Agent.

    Each New Right would initially entitle the holder to purchase from Eastern one share of Eastern common stock at a price of $160 per share, subject to adjustment. The New Rights will expire on July 22, 2008, or upon the earlier redemption of the New Rights. The material terms of the New Rights Agreement are substantially similar to the terms of the 1990 Rights Agreement discussed above.

9.  INTEREST EXPENSE
                                                    Years Ended December 31,
(In thousands)                                    1998       1997       1996
------------------------------------------------------------------------------
Interest on long-term debt                      $29,866    $32,636    $32,778
Other, including amortization of debt expense     2,282      3,485      3,142
Less--capitalized interest                         (490)      (636)      (570)
Subsidiary preferred stock dividends              1,926      1,926      1,940
                                                -------    -------    -------
INTEREST EXPENSE                                $33,584    $37,411    $37,290
                                                =======    =======    =======
INTEREST PAYMENTS                               $32,362    $36,660    $35,945
                                                =======    =======    =======

10.  OTHER INCOME (EXPENSE)
                                                     Years Ended December 31
(In thousands)                                    1998       1997       1996
------------------------------------------------------------------------------
Net gain on sale of assets                      $ 4,948    $   778    $ 2,775
Equity in loss of AllEnergy                           -     (5,472)    (3,087)
Other                                               643        661        198
                                                -------    -------    -------
                                                $ 5,591    $(4,033)   $  (114)
                                                =======    =======    =======

                                    10-K/27

    In December 1997, Eastern sold its 50% interest in AllEnergy Marketing Company, L.L.C. for $5,375,000, which approximated the net book value of its investment at September 30, 1997. Eastern accounted for its investment in AllEnergy using the equity method.

11.  INCOME TAXES
    The table below reconciles the statutory U.S. Federal income tax provision from continuing operations to the recorded income tax provision:

                                                              Years Ended
                                                              December 31,
                                                           1998   1997   1996
------------------------------------------------------------------------------
Statutory rate                                              35%    35%    35%
  State taxes, net of Federal benefit                        4      3      3
  Capital loss utilization                                  (2)     -      -
  Adjustment                                                 -     (4)     -
  Other                                                     (1)    (1)    (1)
                                                            --     --     --
Effective rate                                              36%    33%    37%
                                                            ==     ==     ==
    The adjustment in 1997 reflects the resolution of Federal tax audit issues on the sale of a subsidiary in 1993 and inventory capitalization in 1994.
    Following is a summary of the provision for income taxes:

                                                  Years Ended December 31,
(In thousands)                                    1998       1997       1996
------------------------------------------------------------------------------
Federal                                         $22,747    $13,152    $24,262
State                                             5,429      4,498      3,205
                                                -------    -------    -------
    TOTAL CURRENT PROVISION                      28,176     17,650     27,467
Federal                                           1,470      9,706      8,616
State                                              (480)      (402)     1,665
                                                -------    -------    -------
    TOTAL DEFERRED PROVISION                        990      9,304      10,281
                                                -------    -------    -------
    PROVISION FOR INCOME TAXES                  $29,166    $26,954    $37,748
                                                =======    =======    =======
TAX PAYMENTS                                    $32,567    $ 8,758    $30,325
                                                =======    =======    =======

    Significant items making up deferred tax assets and deferred tax liabilities are as follows:

                                                           December 31,
(In thousands)                                          1998          1997
--------------------------------------------------------------------------------

Coal miners retiree health care                       $       -     $  26,761
Unbilled revenue                                              -        17,513
Environmental reserves                                    7,495         7,886
Other                                                    35,339        35,321
                                                      ---------     ---------
    TOTAL DEFERRED TAX ASSETS                            42,834        87,481
Accelerated depreciation                               (161,209)     (156,868)
Deferred gas costs                                      (12,332)      (27,418)
Other                                                   (20,818)      (21,704)
                                                      ---------     ---------
    TOTAL DEFERRED TAX LIABILITIES                     (194,359)     (205,990)
                                                      ---------     ---------
    TOTAL DEFERRED TAXES                              $(151,525)    $(118,509)
                                                      =========     =========

                                    10-K/28

12.  ENVIRONMENTAL MATTERS
    Eastern is aware of certain non-utility sites, associated with former operations, for which it may have or share environmental remediation responsibility or ongoing maintenance. Eastern has a reserve of approximately $25 million in total at December 31, 1998 to cover the remediation and maintenance of these sites, the principal of which is a former coal tar processing facility (the "Facility") in Everett, Massachusetts. While Eastern has provided reserves to cover the estimated probable costs of remediation and maintenance for environmental sites based on the information available at the present time, the extent of Eastern's potential liability at such sites is not yet determined.

    The Facility, which was located on a 10-acre parcel of land formerly owned by Eastern, was operated by predecessors of Allied-Signal, Inc. from the early 1900s until 1937 and by Koppers Company, predecessor of Beazer East, Inc.
(and Eastern's controlling stockholder until 1951) from 1937 until 1960, when it was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Allied-Signal entered into an Administrative Consent Order with the Massachusetts Department of Environmental Protection ("DEP") in 1989 which requires that they jointly investigate and develop a remedial response plan for the Facility site, including any area where a release from that site may have come to be located. The companies have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies. In 1993, the companies completed preliminary remedial measures, including abatement of seepage of materials into the adjacent Island End River, a 29-acre tidal river which is part of Boston Harbor. Studies have identified compounds that may be associated with coal tar and/or oil in soil and ground water at the site and adjacent areas, including the riverbed. In addition to the DEP, the National Oceanic and Atmospheric Administration and the Coast Guard have been involved in river sediment investigation and remediation discussions. During 1995 and 1996, Eastern conducted and received the results of certain sediment sampling which confirmed findings of contamination in the riverbed. The Coast Guard has been working with the DEP since July 1998 to bring about a remedial solution that would abate the continuing sheening problem in the Island End River. Eastern, Beazer and Allied-Signal have proposed a remedial solution, a major element of which is the utilization of a containment structure. In December 1998, the Coast Guard notified these companies that it did not believe that a containment structure was the most effective remedial alternative and purported to require these companies to submit a plan for dredging in the Island End River. The companies believe the apparent regulatory preference for full-scale dredging is unsupportable and they intend to continue to argue for containment as the principal preferred remedial response. There can be no assurance that the regulators will ultimately agree. In light of uncertainties as to the full extent and sources of releases of compounds, the nature of any required remediation, the area and volume of soil, ground water and/or sediments that may be included, the possibility of participation by additional potentially responsible parties and the apportionment of liability, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remedial measures. Eastern is recovering certain costs of its legal defense and may be entitled to recover remediation costs from its insurers.

    Eastern's natural gas distribution operations, like many other companies in the natural gas industry, are parties to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas and Essex Gas may have or share responsibility under applicable environmental laws for the remediation of 18 such sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 10 of these sites, subject to a limited contribution from Boston Gas. Boston Gas and Essex Gas have estimated their potential share of the costs of investigating and remediating former MGP sites in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." These operations have recorded liabilities of $18.8 million, which represents their best estimate at this time of remediation costs, which may reasonably be estimated to range from $18 million to $36 million. However, there can be no assurance that such costs will not vary considerably from these estimates. Factors that may bear on costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

    Boston Gas and Essex Gas are aware of 26 other former MGP sites within their service territories. The NEES subsidiary has provided full indemnification to Boston Gas with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas or Essex Gas have or share responsibility for remediating any of these other sites. No notice of responsibility has been issued to Boston Gas or Essex Gas for any of these sites from any governmental environmental authority.

                                    10-K/29

    By a rate order issued on May 25, 1990, the DTE approved the recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. Eastern's natural gas operations have recognized an insurance receivable of $3.4 million, reflecting a negotiated settlement with an insurance carrier for environmental expense indemnity, and a regulatory asset of $15.4 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement. Eastern currently believes, in light of the indemnity agreement with the NEES subsidiary and the DTE rate order on environmental cost recovery, that it is not probable that such costs will materially affect its financial condition or results of operations.

13.  UNBILLED REVENUE ACCOUNTING CHANGE
    During the fourth quarter of 1998, Boston Gas changed its method of accounting for unbilled revenues, retroactively applied as of January 1, 1998. Previously, substantially all revenues were recorded when billed. Boston Gas defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period in which gas is billed to customers. Under the new method, the estimated margin on unbilled revenues is recorded at the end of each accounting period. The accrual method of accounting for revenues, that is the recording of unbilled revenues, is preferable to continuing on the billed method and is the prevalent method in the utility industry. The cumulative effect of this accounting change at January 1, 1998 was to increase net earnings by $8,193,000, or $.36 per share. The effect of this accounting change was to increase earnings before extraordinary items and accounting changes by $405,000, or $.02 per share, for the year ended December 31, 1998. The pro forma effect of retroactively applying this method to 1997 and 1996 was not material.

14.  COAL MINERS RETIREE HEALTH CARE
    On June 25, 1998 the U.S. Supreme Court ruled that the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") is unconstitutional as applied to Eastern. Accordingly, previously recorded reserves not used, less associated expenses, resulted in an extraordinary gain of $74,500,000 pre-tax, $48,425,000 net, or $2.13 per share, in the second quarter of 1998.

    In 1993, Eastern recorded a reserve of $70,000,000 ($45,500,000 net of tax, or $1.88 per share) to provide for its estimated undiscounted obligations under the Coal Act with respect to notices of responsibility received from the Social Security Administration in that year. The notices claimed that Eastern was responsible for health care and death benefit premiums for certain retired coal miners and their beneficiaries who were said to have worked for Eastern's Coal Division prior to the transfer of those operations to a subsidiary in 1965. Principally due to receipt of additional notices, in 1995 Eastern recorded an additional reserve of $10,000,000 ($6,500,000 net of tax or $.30 per share). Provisions to establish these reserves were accounted for as extraordinary items. Eastern never paid any premiums under the Coal Act.

15.  RETIREE BENEFITS
    Eastern and its subsidiaries, through various company-administered plans and other union retirement and welfare plans, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age ranges from 60 to 65, but provision is made for earlier retirement. Pension benefits for salaried plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. Employees, excluding Essex Gas employees, hired before 1993 who are participants in the pension plans become eligible for postretirement health care benefits if they reach retirement age while working for Eastern. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA").

                                    10-K/30

    Effective January 1, 1998, Eastern adopted SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits," which revises prior disclosure requirements. The information for 1997 and 1996 has been restated to conform to the 1998 presentation. The net cost for these plans and agreements charged to expense was as follows:

    Pensions

                                                  Years Ended December 31,
(In thousands)                                   1998       1997       1996
--------------------------------------------------------------------------------
Service cost                                    $ 5,250    $ 5,145   $  4,983
Interest cost on projected benefit obligation    13,300     12,808     12,259
Expected return on plan assets                  (17,049)   (15,820)  (14,119)
Amortization of prior service cost                1,552      1,501      1,444
Amortization of transitional obligation             424        424        424
Recognized actuarial gain                          (599)      (263)       (89)
Settlement and curtailment gain                    (490)    (2,314)       (44)
                                                -------    -------   --------
    Total net pension cost of company-
      administered plans                          2,388      1,481      4,858
Multi-employer union retirement and
  welfare plans                                     475        270        293
                                                -------    -------   --------
    Total net pension cost                      $ 2,863    $ 1,751   $  5,151
                                                =======    =======   ========

    Health Care
                                                  Years Ended December 31,
(In thousands)                                   1998       1997       1996
--------------------------------------------------------------------------------
Service cost                                    $ 1,066    $ 1,007    $ 1,003
Interest cost on accumulated benefits
obligation                                        7,425      7,147      7,165
Expected return on plan assets                   (2,131)    (1,585)    (1,224)
Amortization of prior service cost               (1,374)    (1,170)    (1,135)
Recognized actuarial gain                          (399)      (229)      (187)
Regulatory deferral                               5,359      4,841      5,470
                                                -------    -------    -------
    Total net retiree health care cost          $ 9,946    $10,011    $11,092
                                                =======    =======    =======

    The tables above do not reflect retirement enhancements at Boston Gas, for pension and health care of $3,224,000 and $143,000 respectively, which were related to its decision in 1997 to exit the gas appliance service business.

                                    10-K/31

    The following tables set forth the change in benefit obligation and plan assets, reconciliation of funded status and amounts recognized in other comprehensive income of company-administered plans and amounts recorded in Eastern's consolidated balance sheets as of December 31, 1998 and 1997 using actuarial measurement dates as of October 1, 1998 and 1997:

                                                         Pensions                    Health Care
(In thousands)                                      1998          1997            1998          1997
-------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Balance at beginning of year                      $181,330       $173,623       $102,239       $ 98,572
Service cost                                         5,330          5,145          1,076          1,007
Interest cost                                       13,494         12,808          7,455          7,147
Plan amendments                                      1,264            995              -              -
Curtailment (gain)                                    (635)             -            (85)             -
Settlement (gain)                                     (294)        (2,314)             -              -
Special termination benefits                         3,868              -            698              -
Benefits paid                                      (10,159)        (7,897)        (6,642)        (6,542)
Settlement payments                                      -         (7,891)             -              -
Actuarial (gain) or loss                             3,869          6,861           (514)         2,055
                                                  --------       --------       --------       --------
Balance at end of year                            $198,067       $181,330       $104,227       $102,239
                                                  ========       ========       ========       ========

CHANGE IN PLAN ASSETS
Fair value at beginning of year                   $241,734       $201,819       $ 25,263       $ 18,805
Actual return on plan assets                        (6,789)        55,001            439          5,994
Employer contributions                               1,121            702          6,936          7,006
Benefits paid                                      (10,159)        (7,897)        (6,642)        (6,542)
Settlement payments                                      -         (7,891)             -              -
Administrative expenses                                (61)             -              -              -
                                                  --------       --------       --------       --------
Fair value at end of year                         $225,846       $241,734       $ 25,996       $ 25,263
                                                  ========       ========       ========       ========

RECONCILIATION OF FUNDED STATUS
Funded status                                     $ 27,779       $ 60,404       $(78,231)      $(76,976)
Contributions for fourth quarter                       208            205          1,591           1,572
Unrecognized actuarial (gain)                      (35,646)       (64,351)       (10,292)       (11,339)
Unrecognized transition obligation                     734          1,301              -              -
Unrecognized prior service                          15,075         15,879        (10,265)       (11,639)
                                                  --------       --------       --------       --------
Net amount recognized at end of year              $  8,150       $ 13,438       $(97,197)      $(98,382)
                                                  ========       ========       ========       ========

AMOUNTS RECOGNIZED IN BALANCE SHEET
Prepaid benefit cost                              $ 23,416       $ 24,264       $      -       $      -
Accrued benefit liability                          (20,383)       (15,929)       (97,197)       (98,382)
Intangible asset                                     3,032          2,286              -              -
Accumulated other comprehensive income               2,085          2,817              -              -
                                                  --------       --------       --------       --------
Net amount                                        $  8,150       $ 13,438       $(97,197)      $(98,382)
                                                  ========       ========       ========       ========
Other comprehensive income (loss), pre-tax        $   (732)      $    401       $      -       $      -
                                                  ========       ========       ========       ========

    To fund health care benefits under its collective bargaining agreements, Boston Gas and Essex Gas maintain voluntary employee beneficiary associations, to which they make contributions from time to time. Essex Gas made contributions during 1997 of $560,241. Plan assets are invested in debt and equity marketable securities.

                                    10-K/32

    Following are the weighted-average assumptions used in developing the projected benefit obligation for 1998, 1997 and 1996:

                                    1998             1997             1996
                                    ----             ----             ----

Discount rate                       7.25%            7.5%             7.5%
Return on plan assets               8.5%             8.5%             8.5%
Increase in future compensation     4.5%-5.0%        4.75%-5.0%       4.75%-6.0%
Health care inflation trend         8.0%             7.0-8.75%        7.0-9.5%

    The health care inflation trend is assumed to be 8.0% in 1999 and decrease gradually to 5.0% for 2005. A one-percentage-point increase (decrease) in the assumed health care trend rate for 1998 would have the following effects:

                                           One-Percentage        One-Percentage
(In thousands)                             Point Increase        Point Decrease
-------------------------------------------------------------------------------
Total of service and interest cost
  components                                   $  637               $  (550)
Postretirement benefit obligation              $7,998               $(6,915)

    See Note 2 for discussion of the adjustment conforming Essex Gas' method of adoption of SFAS No. 106.

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS
    Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported as a component of other comprehensive income. The difference between the fair value and the original cost of these securities is a net unrealized gain of $1,249,000 and $3,697,000, in 1998 and 1997, respectively.

    The following methods and assumptions were used to estimate the fair value disclosures for financial instruments.

    Cash and short-term investments and short-term debt: The carrying amounts approximate fair value because of the short maturity of those instruments. Short-term debt includes notes payable and gas inventory financing.

    Marketable securities and investments: Marketable securities and investments include marketable securities classified as available for sale. Pursuant to SFAS No. 115 the carrying value is the fair value.

    Long-term debt and preferred stock of subsidiary: The fair values are based on currently-quoted market prices.

    The carrying amounts and estimated fair values of Eastern's financial instruments are as follows:

                                                                     December 31,
(In thousands)                                              1998                        1997
------------------------------------------------------------------------------------------------------
                                                  Carrying        Fair         Carrying         Fair
                                                   Amount         Value         Amount          Value
                                                  --------       --------       --------       --------
Cash and short-term investments                   $159,836       $159,836       $175,709       $175,709
Marketable securities and investments               15,801         15,801         16,030         16,030
Short-term debt                                     90,479         90,479        102,323        102,323
Long-term debt                                     390,921        443,927        376,857        422,370
Preferred stock of subsidiary                       29,360         30,076         29,326         31,525

                                    10-K/33

17.  UNAUDITED QUARTERLY FINANCIAL INFORMATION
    Unaudited quarterly financial information for 1998 has been restated to reflect the retroactive change of accounting described in Note 13.

                                                              For the three months ended
(In thousands, except per share amounts)          Mar. 31,       June 30,       Sept. 30,      Dec. 31,
-------------------------------------------------------------------------------------------------------
1998:
Revenues                                          $352,922       $188,425       $135,881       $258,036
Operating earnings                                  55,624         11,804         (4,526)        37,503
Earnings before income taxes                        50,344          6,393         (7,398)        30,655

EARNINGS BEFORE EXTRAORDINARY ITEMS AND
  ACCOUNTING CHANGE                               $ 31,067       $  3,882       $ (3,754)      $ 19,633
Extraordinary items, net of tax                     (1,465)        48,425              -              -
Accounting change, net of tax                        8,193              -              -              -
                                                  --------       --------       --------       --------
NET EARNINGS                                      $ 37,795       $ 52,307       $ (3,754)      $ 19,633
                                                  ========       ========       ========       ========
BASIC EARNINGS PER SHARE BEFORE
  EXTRAORDINARY ITEMS AND ACCOUNTING CHANGE          $1.39          $ .16          $(.17)          $.88
Extraordinary items, net of tax                       (.07)          2.16              -              -
Accounting change, net of tax                          .37              -              -              -
                                                     -----          -----          -----           ----
Net earnings                                         $1.69          $2.32          $(.17)          $.88
                                                     =====          =====          =====           ====
DILUTED EARNINGS PER SHARE BEFORE
  EXTRAORDINARY ITEMS AND ACCOUNTING CHANGE          $1.37          $ .17          $(.17)          $.87
Extraordinary items, net of tax                       (.06)          2.13              -              -
Accounting change, net of tax                          .36              -              -              -
                                                     -----          -----          -----           ----
Net earnings                                         $1.67          $2.30          $(.17)          $.87
                                                     =====          =====          =====           ====
1997:
Revenues                                          $385,063       $231,077       $142,184       $265,416
Operating earnings                                  53,223         24,321          3,301         34,472

Earnings before income taxes                        44,502         15,595         (4,377)        27,150
NET EARNINGS                                      $ 27,962       $ 12,169      $  (2,816)      $ 18,601
                                                  ========       ========      =========       ========

Basic earnings per share                             $1.26           $.54          $(.13)          $.83
                                                     =====           ====          =====           ====
Diluted earnings per share                           $1.25           $.54          $(.13)          $.83
                                                     =====           ====          =====           ====

                                    10-K/34

                         INDEPENDENT AUDITORS' REPORT

TO THE TRUSTEES AND SHAREHOLDERS OF EASTERN ENTERPRISES:
    We have audited the accompanying consolidated balance sheets of Eastern Enterprises (a Massachusetts voluntary association) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Enterprises and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    As explained in Note 13 to the financial statements, effective January 1, 1998, the Company changed its method of accounting for unbilled revenues at Boston Gas Company.

/s/ Arthur Andersen LLP
    Arthur Andersen LLP

Boston, Massachusetts
January 22, 1999

                    MANAGEMENT'S REPORT ON RESPONSIBILITY

    The management of Eastern is responsible for the preparation, integrity and fair presentation of the Company's financial statements. These statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on management's informed judgments and estimates. The financial statements have been audited by the independent accounting firm of Arthur Andersen LLP which was given unrestricted access to all financial records and related data.

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

                                    10-K/35

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Information with respect to this item may be found in the sections captioned "Information With Respect To Nominees and Trustees" appearing on pages 4 through 6 and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 13 and "Certain Transactions and Other Disclosures" appearing on page 18 of the 1999 definitive Proxy Statement. Such information is incorporated herein by reference. See also the item captioned "Executive Officers of the Registrant" at the end of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION
    Information with respect to this item may be found in the sections captioned "Compensation of Executive Officers" appearing on pages 8 through page 10, "Compensation of Trustees" appearing on page 11, "Termination of Employment and Change of Control Arrangements" appearing on pages 11 through 13, "Compensation Committee Report" appearing on pages 13 through 16 and "Performance Graph" appearing on page 17 of the 1999 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to this item may be found in the sections captioned "Information With Respect To Certain Shareholders" appearing on page 2 and "Stock Ownership of Trustees and Executive Officers" appearing on page 7 of the 1999 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Information with respect to this item may be found in the sections captioned "Compensation of Trustees" appearing on page 11 and "Certain Transactions and Other Disclosures" appearing on page 18 of the 1999 definitive Proxy Statement. Such information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (a)
(1) AND (2) LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES Exhibits and Financial Statement Schedules to the Form 10-K have been included only with the copies of the Form 10-K filed with the SEC. A copy of this Form 10-K, including a list of exhibits and Financial Statement Schedules is available free of charge upon written request to: Corporate Relations Department, Eastern Enterprises, 9 Riverside Road, Weston, MA 02493.

                                    10-K/36

(3) LIST OF EXHIBITS

 2.1      --  Agreement and Plan of Reorganization dated as of October 17, 1998, by and between Eastern and Colonial Gas Company (incorporated by reference to Exhibit 2.1 to current Report on Form 8-K of Colonial Gas Company dated October 17, 1998 (File No. 0-10007)).
 3.1      --  Declaration of Trust of Eastern Enterprises, as amended through
              April 27, 1989 (filed as Exhibit 3.1 to Quarterly Report of Eastern Enterprises on Form 10-Q for the quarter ended June 30, 1989 (File no. 1-2297)).*
 3.2      --  By-Laws of Eastern Enterprises, as amended through February 24,
              1999.
              (NOTE: Eastern agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of Eastern or any of its subsidiaries. Such instruments are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of Eastern and its subsidiaries on a consolidated basis.)
 4.1      --  Common Stock Rights Agreement between Eastern and The Bank of New
              York, dated as of February 22, 1990, and Exhibits attached thereto (filed as Exhibit 1 to Form 8-K of Eastern dated March 1, 1990 (File no. 1-2297)).*
 4.1.1    --  Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (filed as Exhibit 4.1.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1994 (File no. 1-2297)).*
 4.1.2    --  Amendment No. 2 to Common Stock Rights Agreement, dated as of
              July 22, 1998, between Eastern and BankBoston, N.A. (filed as
              Exhibit 99.1 to Form 8-K of Eastern filed July 28, 1998 (File no. 1-2297)).*
 4.1.3    --  Rights Agreement, dated as of July 22, 1998, between Eastern and
              BankBoston, N.A. (filed as Exhibit 99.2 to Form 8-K of Eastern filed July 28, 1998 (File no. 1-2297)).*
10.1      --  Gas Transportation Contract between Boston Gas Company and
              Tennessee Gas Pipeline Company dated as of September 1, 1993 (filed as Exhibit 10.1 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.2      --  Gas Transportation Contracts between Boston Gas Company and Texas
              Eastern Transmission Corporation dated December 30, 1993 (filed as Exhibits 10.2 and 10.3 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.3      --  Gas Transportation Contracts between Boston Gas Company and
              Algonquin Gas Transmission Company dated December 30, 1993 (filed as Exhibits 10.4 and 10.5 to Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1993 (File no. 2-23416)).*
10.4      --  Firm Gas Transportation Agreement between Boston Gas Company and
              Iroquois Gas Transmission System, L.P. dated as of February 7,1991 (filed as Exhibit 10.17 to the Annual Report of Boston Gas Company on Form 10-K for the year ended December 31, 1990 (File no. 2-23416)).*
10.5      --  Eastern's amended and restated Deferred Compensation Plan for
              Trustees, dated April 22, 1998 (filed as Exhibit 10.5.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-2297)).*(a)
10.6      --  Eastern's 1982 Stock Option Plan, as amended (filed as Exhibit
              10.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)
10.7      --  Eastern's 1995 Stock Option Plan (filed as Exhibit 10.9 to Annual
              Report of Eastern on Form 10-K for the year ended December 31, 1994 (File no. 1-2297)).*(a)
10.8      --  Eastern's Supplemental Executive Retirement Plan, as amended
              (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1994 (File no. 1-2297)).*(a)
10.8.1    --  Amendment to Eastern's Supplemental Executive Retirement Plan,
              dated December 8, 1995 (Filed as Exhibit 10.8.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1995 (File no. 1-2297)).*(a)
10.8.2    --  Amendment to Eastern's Supplemental Executive Retirement Plan
              (filed as Exhibit 10.7 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-2297)).*(a)
10.9      --  Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended (filed as Exhibit 10.12 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990 (File no. 1-2297)).*(a)
10.9.1    --  Amendment to Trust Agreement between Eastern and Shawmut Bank of
              Boston, N.A. (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for quarter June 30, 1995 (File no. 1-2297)).*(a)

10.9.2    --  Amendment to Trust Agreement between Eastern and the Key Trust
              Company of Ohio, N.A., as successor trustee, dated December 8, 1995 (filed as Exhibit 10.9.2 to Annual Report of Eastern on Form 10-K for year ended December 31, 1995 (File no. 1-2297)).*(a)
10.9.3    --  Amendment to Trust Agreement between Eastern and Key Trust
              Company of Ohio, N.A., as successor trustee, dated February 25, 1998 (filed as Exhibit 10.9.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-2297)).*(a)
10.10     --  Eastern's Executive Incentive Compensation Plan, as amended
              (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)
10.11.1   --  Change of Control Agreement, dated as of July 22, 1998, by and between Eastern and J. Atwood Ives (filed as Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-2297)).*(a)
10.11.2   --  Change of Control Agreement, dated as of September 1, 1998, by and between Eastern and Fred C. Raskin (filed as Exhibit 10.3 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-2297)).*(a)
10.11.3   --  Change of Control Agreement, dated as of July 22, 1998, by and between Eastern and Walter J. Flaherty (filed as Exhibit 10.4 to
              Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-2297)).*(a)
10.11.4   --  Change of Control Agreement, dated as of July 22, 1998, by and between Eastern and L. William Law, Jr. (filed as Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-2297)).*(a) 10.11.5 -- Change of Control
              Agreement, dated as of July 22, 1998, by and between Eastern and Chester R. Messer, II (filed as Exhibit 10.6 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-2297)).*(a)
10.11.6   --  Change of Control Agreement, dated as of November 16, 1998, by and between Eastern and J. Mark Cook.(a)
10.12     --  Agreement dated November 27, 1991 between Eastern and J. Atwood
              Ives (filed as Exhibit 10.14 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991 (File no. 1-2297)).*(a)
10.13     --  Agreement dated October 25, 1991 between Eastern and Richard R.
              Clayton (filed as Exhibit 10.15 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991 (File no. 1-2297)).*(a)
10.14     --  Letter Agreement, dated May 22, 1998, by and between Eastern and
              Richard R. Clayton.(a)
10.15     --  Employment Agreement, dated as of September 1, 1998, by and between Eastern and Fred C. Raskin (filed as Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File no. 1-2297)).*(a)
10.16     --  Eastern's Headquarters Retirement Plan, as amended (filed as
              Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991 (File no. 1-2297)).*(a)
10.16.1   --  Amendment to Eastern's Headquarters Retirement Plan, dated April
              27, 1995 (filed as Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter June 30, 1995 (File no. 1-2297)).*(a)
10.16.2   --  Amendment to Eastern's Headquarters Retirement Plan, dated June
              26, 1997 (filed as Exhibit 10.16.2 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1998 (File no. 1-2297)).*(a)
10.17     --  Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (filed as Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for quarter ended September 30, 1991 (File no. 1-2297)).*(a)
10.17.1   --  Amendment to Midland Enterprises Inc. Salaried Retirement Plan,
              dated November 4,1994 (filed as Exhibit 10.19.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1994 (File no. 1-2297)).*(a)
10.18     --  Boston Gas Company Retirement Plan, as amended and restated (filed as Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1991 (File no. 1-2297)).*(a)
10.18.1   --  Amendment to Boston Gas Company Retirement Plan, dated December 5,
              1994 (filed as Exhibit 10.20.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1994 (File no. 1-2297)).*(a)
10.19     --  Trust Agreement made as of October 2, 1987 between Eastern and The
              Bank of New York, as amended (filed as Exhibit 10.19 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990 (File no. 1-2297)).*(a)

10.19.1   --  Trust Agreement made as of April 28, 1995 between Eastern and the
              Key Trust Company of Ohio, N.A., as successor trustee (Filed as
              Exhibit 10.19.1 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*
10.20     --  Eastern's Retirement Plan for Non-Employee Trustees, as amended
              (filed as Exhibit 10.22 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992 (File no. 1-2297)).*(a)
10.20.1   --  Amendment to Eastern's Retirement Plan for Non-Employee Trustees,
              dated December 8, 1995 (filed as Exhibit 10.20.1 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*(a)
10.21     --  Eastern's 1996 Non-Employee Trustees' Stock Option Plan (Filed as
              Exhibit 10.21 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*(a)
10.21.1   --  Amendment to Eastern's 1996 Non-Employee Trustees' Stock Option
              Plan (filed as Exhibit 10.21.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File no. 1-2297)).*(a)
10.22     --  Eastern's 1992 Restricted Stock Plan (filed as Exhibit 10.1 to
              Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File no. 1-2297)).*(a)
10.23     --  Eastern's Restricted Stock Plan for Non-Employee Trustees (filed as Exhibit 10.24 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992 (File no. 1-2297)).*(a)
10.24     --  Eastern's 1994 Deferred Compensation Plan (filed as Exhibit 10.22 to Annual Report of Eastern on Form 10-K for year ended December 31, 1993 (File no. 1-2297)).*(a)
10.24.1   --  Amendment to Eastern's Deferred Compensation Plan, dated December
              8, 1995 (Filed as Exhibit 10.24.1 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File no. 1-2297)).*(a)
10.24.2   --  Amendment to Eastern's Deferred Compensation Plan, dated July 25,
              1996 (filed as Exhibit 10.24.2 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File no. 1-2297)).*(a)
10.25     --  Eastern Enterprises Executive Stock Purchase Loan Plan, as amended
              February 27, 1997 (filed as Exhibit 10.25 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File no. 1-2297)).*
10.26     --  Credit Agreement, dated as of December 31, 1994, by and between
              Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (filed as
              Exhibit 10.26 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File no. 1-2297)).*
10.26.1   --  Amendment No. 1 to Credit Agreement, dated as of December 31,
              1995, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (filed as Exhibit 10.26.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File no. 1-2297)).*
10.26.2   --  Amendment No. 2 to Credit Agreement, dated as of December 31,
              1996, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (filed as Exhibit 10.26.2 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File no. 1-2297)).*
13.1      --  Portions incorporated herein of annual report to shareholders for the year ended December 31, 1998. With the exception of the sections captioned "Six-Year Financial Summary" appearing on page 28 and "Stock Price Range" and "Dividends Declared Per Share" appearing on the inside back cover of the said annual report, which are incorporated by reference in Items 5 and 6 of this Form 10-K. Said annual report is not deemed filed as part of this report.
18.1      --  Letter from Arthur Andersen LLP Regarding Change in Accounting
              Principle.
21.1      --  Subsidiaries of the registrant.
23.1      --  Consent of Arthur Andersen LLP.
27.1      --  Financial Data Schedule for the twelve months ended December 31,
              1998.
27.2      --  Restated Financial Data Schedule for the nine months ended
              September 30, 1998.
27.3      --  Restated Financial Data Schedule for the six months ended June
              30, 1998.
27.4      --  Restated Financial Data Schedule for the three months ended March
              31, 1998.

    Eastern will furnish a copy of any exhibit not included herewith to any holder of Eastern's common stock upon payment of the cost of reproduction and mailing.

(B) REPORTS ON FORM 8-K

    Eastern filed Current Reports on Form 8-K on October 14, 1998, October 26, 1998, November 23, 1998 and December 7, 1998.

----------
    *Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

    (a) Indicates a management contract or compensatory plan or arrangement.

                     EASTERN ENTERPRISES AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              DECEMBER 31, 1998
         (SUBMITTED IN ANSWER TO ITEMS 14(A)(1) AND (2) OF FORM 10-K,
                     SECURITIES AND EXCHANGE COMMISSION)

                             FINANCIAL STATEMENTS

EASTERN ENTERPRISES AND SUBSIDIARIES:
Report of independent public accountants on schedules ............         F-2
Consent of independent public accountants ........................         F-2

                      SCHEDULES (PAGES F-3 THROUGH F-5)

II Valuation of Qualifying accounts and reserves

    Schedules not listed above are omitted as not applicable or not required under the rules of
Regulation S-X.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO EASTERN ENTERPRISES:
    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Eastern Enterprises Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 22, 1999. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page F-1 are the responsibility of Eastern's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen LLP
                                              Arthur Andersen LLP

Boston, Massachusetts
January 22, 1999

                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 22, 1999, included in, and incorporated by reference into, Eastern Enterprises Annual Report on this Form 10-K for the year ended December 31, 1998, into Eastern's previously filed Post-Effective Amendment No. 1 to Form S-16 Registration Statement No. 2-71614 on Form S-3, Form S-4 Registration Statement No. 333-69039 and Form S-8 Registration Statements No. 2-77146, No. 33-19990, No. 33-40862, No. 33-56424, No. 33-58873
and No. 333-69407.

                                          /s/ Arthur Andersen LLP
                                              Arthur Andersen LLP

Boston, Massachusetts
March 5, 1999


                                                                                                                 SCHEDULE II

                                            EASTERN ENTERPRISES AND SUBSIDIARIES

                                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            FOR THE YEAR ENDED DECEMBER 31, 1998
                                                       (IN THOUSANDS)
                                                                  ADDITIONS                 DEDUCTIONS
                                                         -------------------------          ----------
                                                                                               CHARGES
                                                           CHARGED                            FOR WHICH
                                           BALANCE         TO COSTS          CHARGED           RESERVES          BALANCE
                                         DECEMBER 31,        AND             TO OTHER            WERE          DECEMBER 31,
DESCRIPTION                                 1997           EXPENSES          ACCOUNTS          CREATED             1998
-----------                               --------          -------          --------          --------          --------
Reserves deducted from assets --
  Reserves for doubtful accounts .......  $ 17,220         $  5,062          $    120          $ (5,332)         $ 17,070
                                          ========         ========          ========          ========          ========
  Reserves for loss on investments .....  $     19         $      -          $      -          $      -          $     19
                                          ========         ========          ========          ========          ========
Reserves included in liabilities --
  Reserve for postretirement health care  $ 98,382         $  5,540          $      -          $ (6,725)         $  97,197
  Reserve for coal miner's retiree
    health care ........................    76,500          (74,500)                -            (2,000)                -
  Reserves for employee benefits .......    25,236           14,092             1,486           (11,098)           29,716
  Reserves for environmental expenses ..    25,920               71                82              (958)           25,115
  Reserves for insurance claims ........    13,171            3,869             1,968            (7,076)           11,932
  Other ................................    16,319              377               921            (6,460)           11,157
                                          --------         --------          --------          --------          --------
    Total liability reserves ...........  $255,528         $(50,551)         $  4,457          $(34,317)         $175,117
                                          ========         ========          ========          ========          ========

                                                           F-3

                                                                                                                 SCHEDULE II

                                            EASTERN ENTERPRISES AND SUBSIDIARIES

                                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            FOR THE YEAR ENDED DECEMBER 31, 1997
                                                       (IN THOUSANDS)
                                                                  ADDITIONS                 DEDUCTIONS
                                                         -------------------------          ----------
                                                                                               CHARGES
                                                           CHARGED                            FOR WHICH
                                           BALANCE         TO COSTS          CHARGED           RESERVES          BALANCE
                                         DECEMBER 31,        AND             TO OTHER            WERE          DECEMBER 31,
DESCRIPTION                                 1996           EXPENSES          ACCOUNTS          CREATED             1997
-----------                               --------          -------          --------          --------          --------
Reserves deducted from assets --
  Reserves for doubtful accounts .......  $ 17,301          $ 5,818           $ 167           $ (6,066)         $ 17,220
                                          ========          =======           =====           ========          ========
  Reserves for loss on investments .....  $     19          $     -           $   -           $      -          $     19
                                          ========          =======           =====           ========          ========
Reserves included in liabilities --
  Reserve for postretirement health
    care ...............................  $100,446          $ 4,578           $   -           $ (6,642)         $ 98,382
  Reserve for coal miner's retiree
    health care ........................    77,308                -               -               (808)           76,500
  Reserves for employee benefits .......    24,624            9,690             907             (9,985)           25,236
  Reserves for environmental expenses ..    26,809                -             122             (1,011)           25,920
  Reserves for insurance claims ........    12,838            7,348            (530)            (6,485)           13,171
  Other ................................    17,680            6,304              41             (7,706)           16,319
                                          --------          -------           -----           --------          --------
    Total liability reserves ...........  $259,705          $27,920           $ 540           $(32,637)         $255,528
                                          ========          =======           =====           ========          ========

                                                           F-4

                                                                                                                 SCHEDULE II

                                            EASTERN ENTERPRISES AND SUBSIDIARIES

                                       VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            FOR THE YEAR ENDED DECEMBER 31, 1996
                                                       (IN THOUSANDS)
                                                                  ADDITIONS                 DEDUCTIONS
                                                         -------------------------          ----------
                                                                                               CHARGES
                                                           CHARGED                            FOR WHICH
                                           BALANCE         TO COSTS          CHARGED           RESERVES          BALANCE
                                         DECEMBER 31,        AND             TO OTHER            WERE          DECEMBER 31,
DESCRIPTION                                 1996           EXPENSES          ACCOUNTS          CREATED             1996
-----------                               --------          -------          --------          --------          --------
Reserves deducted from assets --
  Reserves for doubtful accounts .......  $ 16,604          $13,555          $  164          $(13,022)         $ 17,301
                                          ========          =======          ======          ========          ========
  Reserves for loss on investments .....  $     19          $     -          $    -          $      -          $     19
                                          ========          =======          ======          ========          ========
Reserves included in liabilities --
  Reserve for postretirement health
    care ...............................  $102,387          $ 1,311          $3,725          $ (6,977)         $ 100,446
  Reserve for coal miners retiree
    health care ........................    78,125                -               -              (817)           77,308
  Reserves for employee benefits .......    16,439           12,216           2,896            (6,927)           24,624
  Reserves for environmental expenses ..    26,356                -           1,255              (802)           26,809
  Reserves for insurance claims ........    14,133            7,746           1,972           (11,013)           12,838
  Other ................................    18,537            5,212            (837)           (5,232)           17,680
                                          ========          =======          ======          ========          ========
    Total liability reserves ...........  $255,977          $26,485          $9,011          $(31,768)         $259,705
                                          ========          =======          ======          ========          ========

                                                           F-5

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EASTERN ENTERPRISES
                                        Registrant

                                        By /s/ JAMES J. HARPER
                                           -----------------------------------
                                               JAMES J. HARPER
                                               Vice President and Controller
                                               (Chief Accounting Officer)

Date: March 5, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 5th day of March, 1999.

SIGNATURE                     TITLE

                              Chairman and Chief Executive Officer and
/s/ J. ATWOOD IVES            Trustee
--------------------------
    J. ATWOOD IVES

/s/ FRED C. RASKIN            President and Chief Operating Officer
--------------------------
    FRED C. RASKIN

/s/ WALTER J. FLAHERTY        Senior Vice President and Chief Financial Officer
--------------------------
    WALTER J. FLAHERTY

/s/ JAMES R. BARKER           Trustee
--------------------------
    JAMES R. BARKER

/s/ RICHARD R. CLAYTON        Trustee
--------------------------
    RICHARD R. CLAYTON

/s/ JOHN D. CURTIN, JR.       Trustee
--------------------------
    JOHN D. CURTIN, JR.

/s/ SAMUEL FRANKENHEIM        Trustee
--------------------------
    SAMUEL FRANKENHEIM

/s/ LEONARD R. JASKOL         Trustee
--------------------------
    LEONARD R. JASKOL

/s/ WENDELL J. KNOX           Trustee
--------------------------
    WENDELL J. KNOX

/s/ RINA K. SPENCE            Trustee
--------------------------
    RINA K. SPENCE

/s/ DAVID B. STONE            Trustee
--------------------------
    DAVID B. STONE

                                EXHIBIT INDEX

    See Item 14(a)(3), "List of Exhibits," for statement of the location of exhibits incorporated by reference.

EXHIBIT
 2.1      --  Agreement and Plan of Reorganization, dated as of October 17, 1998 by and between Eastern and Colonial Gas Company (incorporated by reference).
 3.1      --  Declaration of Trust of Eastern Enterprises, as amended through
              April 27, 1989 (incorporated by reference).
 3.2      --  By-Laws of Eastern Enterprises, as amended through February 24,
              1999.
 4.1      --  Common Stock Rights Agreement between Eastern and The Bank of New
              York, dated as of February 22, 1990, and Exhibits attached thereto (incorporated by reference).
 4.1.1    --  Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (incorporated by reference).
 4.1.2    --  Amendment No. 2 to Common Stock Rights Agreement, dated as of July
              22, 1998, between Eastern and BankBoston, N.A. (incorporated by reference).
 4.1.3    --  Rights Agreement, dated as of July 22, 1998, between Eastern and
              BankBoston, N.A. (incorporated by reference).
10.1      --  Gas Transportation Contract between Boston Gas Company and
              Tennessee Gas Pipeline Company dated as of September 1, 1993 (incorporated by reference).
10.2      --  Gas Transportation Contracts between Boston Gas Company and Texas
              Eastern Transmission Corporation dated December 30, 1993 (incorporated by reference).
10.3      --  Gas Transportation Contracts between Boston Gas Company and
              Algonquin Gas Transmission Company dated December 30, 1993 (incorporated by reference).
10.4      --  Firm Gas Transportation Agreement between Boston Gas Company and
              Iroquois Gas Transmission System, L.P., dated as of February 7, 1991 (incorporated by reference).
10.5      --  Eastern's amended and restated Deferred Compensation Plan for
              Trustees, dated April 22, 1998 (incorporated by reference).
10.6      --  Eastern's 1982 Stock Option Plan, as amended (incorporated by reference).
10.7      --  Eastern's 1995 Stock Option Plan (incorporated by reference).
10.8      --  Eastern's Supplemental Executive Retirement Plan, as amended
              (incorporated by reference).
10.8.1    --  Amendment to Eastern's Supplemental Executive Retirement Plan,
              dated December 8, 1995 (incorporated by reference).
10.8.2    --  Amendment to Eastern's Supplemental Executive Retirement Plan
              (incorporated by reference).
10.9      --  Trust Agreement between Eastern and Shawmut Bank of Boston N.A., as amended (incorporated by reference).
10.9.1    --  Amendment to Trust Agreement between Eastern and Shawmut Bank of
              Boston, NA. (incorporated by reference).
10.9.2    --  Amendment to Trust Agreement between Eastern and the Key Trust
              Company of Ohio, N.A., as successor trustee, dated December 8, 1995 (incorporated by reference).
10.9.3    --  Amendment to Trust Agreement between Eastern and Key Trust Company of Ohio, N.A., as successor trustee, dated February 25, 1998 (incorporated by reference).
10.10     --  Eastern's Executive Incentive Compensation Plan, as amended
              (incorporated by reference).
10.11.1   --  Change of Control Agreement, dated as of July 22, 1998, by and between Eastern and J. Atwood Ives (incorporated by reference).
10.11.2   --  Change of Control Agreement, dated as of September 1, 1998, by and between Eastern and Fred C. Raskin (incorporated by reference).
10.11.3   --  Change of Control Agreement, dated as of July 22, 1998, by and between Eastern and Walter J. Flaherty (incorporated by reference).
10.11.4   --  Change of Control Agreement, dated as of July 22, 1998, by and between Eastern and L. William Law, Jr. (incorporated by reference).
10.11.5   --  Change of Control Agreement, dated as of July 22, 1998, by and between Eastern and Chester R. Messer, II (incorporated by reference).
10.11.6   --  Change of Control Agreement, dated as of November 16, 1998, by and between Eastern and J. Mark Cook.
10.12     --  Agreement dated November 27, 1991 between Eastern and J. Atwood
              Ives (incorporated by reference).

10.13     --  Agreement dated October 25, 1991 between Eastern and Richard R.
              Clayton (incorporated by reference).
10.14     --  Letter Agreement, dated May 22, 1998, by and between Eastern and
              Richard R. Clayton.
10.15     --  Employment Agreement, dated as of September 1, 1998, by and between Eastern and Fred C. Raskin (incorporated by reference).
10.16     --  Eastern's Headquarters Retirement Plan, as amended and restated
              (incorporated by reference).
10.16.1   --  Amendment to Eastern's Headquarters Retirement Plan, dated April
              27, 1995 (incorporated by reference).
10.16.2   --  Amendment to Eastern's Headquarters Retirement Plan, dated June
              26, 1997 (incorporated by reference).
10.17     --  Midland Enterprises Inc. Salaried Retirement Plan, as amended and restated (incorporated by reference).
10.17.1   --  Amendment to Midland Enterprises Inc. Salaried Retirement Plan,
              dated November 4, 1994 (incorporated by reference).
10.18     --  Boston Gas Company Retirement Plan, as amended and restated
              (incorporated by reference).
10.18.1   --  Amendment to Boston Gas Company Retirement Plan, dated December
              5, 1994 (incorporated by reference).
10.19     --  Trust Agreement made as of October 2, 1987 between Eastern and
              The Bank of New York, as amended (incorporated by reference).
10.19.1   --  Trust Agreement made as of April 28, 1995 between Eastern and the
              Kely Trust Company of Ohio, N.A., as successor trustee (incorporated by reference).
10.20     --  Eastern's Retirement Plan for Non-Employee Trustees, as amended
              (incorporated by reference).
10.20.1   --  Amendment to Eastern's Retirement Plan for Non-Employee Trustees,
              dated December 8, 1995 (incorporated by reference).
10.21     --  Eastern's 1996 Non-Employee Trustees' Stock Option Plan
              (incorporated by reference).
10.21.1   --  Amendment to Eastern's 1996 Non-Employee Trustees' Stock Option
              Plan (incorporated by reference).
10.22     --  Eastern's 1992 Restricted Stock Plan (incorporated by reference).
10.23     --  Eastern's Restricted Stock Plan for Non-Employee Trustees
              (incorporated by reference).
10.24     --  Eastern's 1994 Deferred Compensation Plan (incorporated by reference).
10.24.1   --  Amendment to Eastern's Deferred Compensation Plan, dated
              December 8, 1995 (incorporated by reference).
10.24.2   --  Amendment to Eastern's Deferred Compensation Plan, dated
              July 25, 1996 (incorporated by reference).
10.25     --  Eastern Enterprises Executive Stock Purchase Loan Plan, as
              amended February 27, 1997 (incorporated by reference).
10.26     --  Credit Agreement, dated as of December 31, 1994, by and between
              Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference).
10.26.1   --  Amendment No. 1 to Credit Agreement, dated as of December 31,
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
13.1      --  Portions incorporated herein of annual report to shareholders for the year ended December 31, 1998.
18.1      --  Letter from Arthur Andersen LLP Regarding Change in Accounting
              Principle.
21.1      --  Subsidiaries of the registrant.
23.1      --  Consent of Arthur Andersen LLP.
27.1      --  Financial Data Schedule for the twelve months ended December 31,
              1998.
27.2      --  Restated Financial Data Schedule for the nine months ended
              September 30, 1998.
27.3      --  Restated Financial Data Schedule for the six months ended
              June 30, 1998.
27.4      --  Restated Financial Data Schedule for the three months ended
              March 31, 1998.