Form 10-Q
period 1999-03-31
EASTERN ENTERPRISES
filed 1999-04-29
CIK 311259

                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             March 31, 1999
                              ---------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------     --------------
Commission File Number 1-2297


                               EASTERN ENTERPRISES
              -------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                               04-1270730
       -------------------------------                 --------------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)                 Identification No.)

                  9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02493
       --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


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



The number of shares of Common Stock outstanding of Eastern Enterprises as of April 27, 1999 was 22,628,575.

                                                                    Form 10-Q
                                                                    Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statements of Operations
-------------------------------------
                                                                                       Three months ended March 31,
---------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)                                                    1999                1998
Revenues                                                                                $344,829            $352,922
Operating costs and expenses:
  Operating costs                                                                        229,988             238,704
  Selling, general and administrative expenses                                            31,230              33,538
  Depreciation and amortization                                                           25,665              25,056
                                                                                        --------            --------
                                                                                         286,883             297,298
                                                                                        --------            --------
Operating earnings                                                                        57,946              55,624
Other income (expense):
  Interest income                                                                          2,217               2,617
  Interest expense                                                                        (8,779)             (9,324)
  Other, net                                                                                 925               1,427
                                                                                        --------            --------
Earnings before income taxes                                                              52,309              50,344
Provision for income taxes                                                                20,013              19,277
                                                                                        --------            --------
Earnings before extraordinary item and
  accounting change                                                                       32,296              31,067
Extraordinary loss on early extinguishment
  of debt, net of tax                                                                          -              (1,465)
Cumulative effect of accounting change,
  net of tax                                                                                   -               8,193
                                                                                        --------            --------
Net earnings                                                                            $ 32,296            $ 37,795
                                                                                        ========            ========
Basic earnings per share before extraordinary
  item and accounting change                                                            $   1.43            $   1.39
Extraordinary loss on early extinguishment
  of debt, net of tax                                                                          -                (.07)
Cumulative effect of accounting change,
  net of tax                                                                                   -                 .37
                                                                                        --------            --------
Basic earnings per share                                                                $   1.43            $   1.69
                                                                                        ========            ========
Diluted earnings per share before
  extraordinary item and accounting change                                              $   1.42            $   1.37
Extraordinary loss on early extinguishment
  of debt, net of tax                                                                          -                (.06)
Cumulative effect of accounting change,
  net of tax                                                                                   -                 .36
                                                                                        --------            --------
Diluted earnings per share                                                              $   1.42            $   1.67
                                                                                        ========            ========
Dividends per share                                                                     $    .42            $    .41
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

                                                                 Form 10-Q
                                                                 Page 3.


Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------
                                                                     March 31,       December 31,            March 31,
(In thousands)                                                            1999               1998                 1998
----------------------------------------------------------------------------------------------------------------------
ASSETS
  Cash and short-term investments                                     $178,818           $159,836             $124,737
  Receivables, less reserves                                           158,043            104,869              169,814
  Inventories                                                           37,837             55,866               39,310
  Deferred gas costs                                                         -             54,065               32,062
  Other current assets                                                   3,920              5,689                4,653
                                                                     ---------          ---------            ---------
     Total current assets                                              378,618            380,325              370,576
Property and equipment, at cost                                      1,731,589          1,722,718            1,649,789
  Less--accumulated depreciation                                       771,989            746,969              711,075
                                                                     ---------          ---------            ---------
     Net property and equipment                                        959,600            975,749              938,714
Other assets:
  Deferred postretirement health care
    costs                                                               77,228             78,567               85,747
  Investments                                                           14,965             15,395               16,655
  Deferred charges and other costs,
    less amortization                                                   71,622             68,334               72,110
                                                                    ----------         ----------           ----------
     Total other assets                                                163,815            162,296              174,512
                                                                    ----------         ----------           ----------
     Total assets                                                   $1,502,033         $1,518,370           $1,483,802
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

                                                                     Form 10-Q
                                                                     Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------
                                                                         March 31,          December 31,             March 31,
(In thousands)                                                                1999                  1998                  1998
------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                          $    7,353          $     43,237            $   26,944
  Accounts payable                                                          47,746                56,567                71,539
  Accrued expenses                                                          61,905                38,540                64,583
  Other current liabilities                                                 42,932                40,011                68,150
                                                                        ----------          ------------            ----------
     Total current liabilities                                             159,936               178,355               231,216

Gas inventory financing                                                     32,554                52,644                35,271

Long-term debt                                                             384,307               385,519               321,508

Reserves and other liabilities:
  Deferred income taxes                                                    137,136               134,911               106,336
  Postretirement health care                                                96,739                97,197                97,868
  Coal miners retiree health care                                                -                     -                55,632
  Preferred stock of subsidiary                                             29,368                29,360                29,335
  Other reserves                                                            91,852                94,315                93,023
                                                                        ----------          ------------            ----------
      Total reserves and other
         liabilities                                                       355,095               355,783               382,194

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized  shares --  50,000,000;  Issued  shares -- 22,634,750 at March 31,
   1999, 22,535,734 at December 31, 1998 and 22,480,449
   at March 31, 1998                                                        22,635               22,536                 22,480
  Capital in excess of par value                                            55,270               53,421                 51,729
  Retained earnings                                                        493,418              470,576                438,914
  Accumulated other comprehensive
    earnings (loss)                                                           (823)                (105)                 1,204
  Treasury stock at cost - 10,461
    shares at March 31, 1999 and
    December 31, 1998, and 20,783
    shares at March 31, 1998                                                  (359)               (359)                   (714)
                                                                        ----------          ----------              ----------
       Total shareholders' equity                                          570,141             546,069                 513,613
                                                                        ----------          ----------              ----------

     Total liabilities and
       shareholders' equity                                             $1,502,033          $1,518,370              $1,483,802
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

                                                                 Form 10-Q
                                                                 Page 5.



Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statements of Cash Flows
-------------------------------------
                                                                                               Three months ended March 31,
(In thousands)                                                                                      1999               1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                                $   32,296        $  37,795
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Extraordinary loss on early extinguishment of debt                                                   -            1,465
  Cumulative effect of accounting change                                                               -           (8,193)
  Depreciation and amortization                                                                   25,665           25,056
  Income taxes and tax credits                                                                    14,597           10,870
  Net gain on sale of assets                                                                           -           (1,135)
  Other changes in assets and liabilities:
    Receivables                                                                                  (53,174)         (44,684)
    Inventories                                                                                   18,029           22,239
    Deferred gas costs                                                                            54,642           37,445
    Accounts payable                                                                              (8,821)          (1,205)
    Other                                                                                         11,522           10,220
                                                                                               ---------        ---------
  Net cash provided by operating activities                                                       94,756           89,873
                                                                                               ---------        ---------
Cash flows from investing activities:
  Capital expenditures                                                                            (9,552)         (28,661)
  Proceeds on sale of assets                                                                           -            5,654
  Investments                                                                                       (270)          (5,273)
  Other                                                                                             (118)          (2,723)
                                                                                               ---------        ---------
  Net cash used by investing activities                                                           (9,940)         (31,003)
                                                                                               ---------        ---------

Cash flows from financing activities:
  Dividends paid                                                                                  (9,455)          (9,071)
  Changes in notes payable                                                                       (35,985)         (24,443)
  Repayment of long-term debt                                                                     (1,260)         (51,582)
  Changes in gas inventory financing                                                             (20,090)         (24,552)
  Other                                                                                              956            4,858
                                                                                               ---------        ---------
Net cash used by financing activities                                                            (65,834)        (104,790)
                                                                                               ---------        ---------
Net increase (decrease) in cash and cash equivalents                                              18,982          (45,920)
Cash and cash equivalents at beginning of year                                                   159,836          170,657
                                                                                               ---------        ---------
Cash and cash equivalents at the end of the period                                               178,818          124,737
Short-term investments                                                                                 -                -
                                                                                                       -                -
                                                                                               ---------        ---------
Cash and short-term investments                                                                $ 178,818        $ 124,737
                                                                                               =========        =========



The accompanying notes are an integral part of these financial statements.

                                                                 Form 10-Q
                                                                 Page 6.




                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1999


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore, these interim financial statements should be read in conjunction with Eastern's 1998 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Earnings per share

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:

                                                                                               Three months ended March 31,
(In thousands)                                                                              1999                        1998
----------------------------------------------------------------------------------------------------------------------------

Weighted average shares                                                                   22,600                      22,431
Dilutive effect of options                                                                   126                         239
                                                                                          ------                      ------
Adjusted weighted average shares                                                          22,726                      22,670
                                                                                          ======                      ======

                                                                 Form 10-Q
                                                                 Page 7.



Comprehensive Income


The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the three months ended March 31:

                                                  Unrealized Holding
                                                  Gains (Losses) on       Reclassification
                                                 Investments Arising       Adjustments for      Other Comprehensive
                                                  During the Period       Gains Included in        Income (Loss)
(In thousands)                                                               Net Income
-------------------------------------------------------------------------------------------------------------------


1998
Pretax income (loss)                                    $ 491                 $(1,154)                 $  (663)
Income tax (benefit)                                        -                       -                        -
                                                            -                       -                        -
                                                        -----                 -------                  -------
   Net change                                           $ 491                 $(1,154)                 $  (663)
                                                        =====                 =======                  =======

1999
Pretax (loss)                                           $(852)                $  (253)                 $(1,105)
Income tax benefit                                       (298)                    (89)                    (387)
                                                        -----                 -------                  -------
  Net change                                            $(554)                $  (164)                 $  (718)
                                                        =====                 =======                  =======


In 1998, a capital loss carryforward eliminated the income taxes associated with capital gains.


2.  Essex Gas Merger

On September 30, 1998, Eastern completed a merger with Essex Gas which was accounted for as a pooling of interests and the accompanying consolidated financial statements include the accounts of Essex Gas for all periods. Prior to the merger, Essex Gas' fiscal year ended on August 31. Accordingly, the accompanying consolidated statement of operations for the current period reflects a calendar alignment of periods for Eastern and Essex Gas, while the prior period comparative statement of operations reflects the three months ended March 31, 1998 of Eastern combined with the three months ended February 28, 1998 of Essex Gas.

                                                                                Three months ended March 31,
(In thousands)                                                                         1999            1998
------------------------------------------------------------------------------------------------------------
Revenues:
  Eastern                                                                      $322,780             $329,894
  Essex Gas                                                                      22,049               23,028
                                                                               --------             --------
    Combined                                                                   $344,829             $352,922
                                                                               ========             ========
Earnings before extraordinary item
  and accounting change
  Eastern                                                                      $ 28,327             $ 28,550
  Essex Gas                                                                       3,969                2,517
                                                                               --------             --------
    Combined                                                                   $ 32,296             $ 31,067
                                                                               ========             ========

                                                                 Form 10-Q
                                                                 Page 8.



In conforming Essex Gas' historical periods based on a fiscal year ending August 31 with Eastern's operations and changing Essex Gas' fiscal year-end, the consolidated statement of cash flows for the three months ended March 31, 1998 includes the effect of Essex Gas' excluded period, September 1, 1997 through November 30, 1997, of ($585,000) for net operating activity, ($1,908,000) for net investing activity and $2,428,000 for net financing activity. These amounts are reflected in the other captions in the consolidated statement of cash flows.

3.  Business Segments

Eastern's reportable business segment information with respect to revenues and operating earnings is presented below:


Revenues:                                                                      Three months ended March 31,
(In thousands)                                                                1999                    1998
----------------------------------------------------------------------------------------------------------
Natural Gas Distribution                                                 $ 280,283               $ 290,232
Marine Transportation                                                       61,326                  62,658
Other Services                                                               3,220                      32
                                                                         ---------               ---------
                                                                         $ 344,829               $ 352,922
                                                                         =========               =========


Operating Earnings:                                                            Three months ended March 31,
(In thousands)                                                                1999                    1998
----------------------------------------------------------------------------------------------------------
Natural Gas Distribution                                                   $57,294                 $52,838
Marine Transportation                                                        3,141                   6,088
Other Services                                                              (1,296)                 (2,226)
Headquarters                                                                (1,193)                 (1,076)
                                                                           -------                 -------
                                                                           $57,946                 $55,624
                                                                           =======                 =======



4.  Inventories

The components of inventories were as follows:

                                                               March 31,       December 31,          March 31,
(In thousands)                                                   1999               1998               1998
-----------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                           $ 26,072     $ 45,266           $ 26,923
Other materials, supplies and
     marine fuels                                                     11,765       10,600             12,387
                                                                    --------     --------           --------
                                                                    $ 37,837     $ 55,866           $ 39,310
                                                                    ========     ========           ========


5.  Supplemental cash flow information

The following are supplemental disclosures of cash flow information:

                                                                                    Three months ended March 31,
(In thousands)                                                                           1999               1998
----------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest, net of amounts capitalized                                               $ 1,453             $ 3,211
  Income taxes                                                                       $ 4,952             $ 8,288

Form 10-Q
Page 9.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Natural Gas Distribution

The natural gas distribution segment includes the operations of Boston Gas Company and Essex Gas Company, which Eastern acquired in September, 1998, as discussed in Note 2 of Notes to Financial Statements. The 3% decrease in revenues reflects lower non-firm sales ($21 million), the pass through of lower gas costs ($5 million) and the migration of customers from firm sales to transportation-only service ($5 million), all factors that have no impact on operating earnings. Partially offsetting were colder weather ($17 million) and growth in throughput. Although weather for the quarter was 5% warmer than normal, it was 9% colder than the extremely warm weather experienced in the first quarter of 1998.

Operating earnings for 1999 increased by $4.5 million, reflecting the gross margin impact of colder weather ($5 million), growth in throughput ($2 million) and a pension settlement gain ($1 million), partially offset by higher operating costs ($4 million). The increase in operating costs reflects the impact of colder weather and higher systems maintenance.

Marine Transportation

Lower shipments by electric utility customers, reduced demand for industrial raw materials and the pass through of lower fuel costs reduced first quarter revenues by 2%, as compared to 1998. Although first quarter tonnage declined nearly 5% from 1998, related ton miles increased 2% due to longer average trip lengths. Coal tonnage declined 7%, reflecting lower demand by Ohio River-based utilities. Coal ton miles increased 5% due to additional shipments to the Southeast.


Operating earnings decreased by $2.9 million, reflecting higher operating expenses, lower tonnage and rates for coal and other dry cargo, partially offset by 17% lower fuel costs and operating conditions less disruptive than 1998. Higher operating costs reflected increased crew labor and vessel maintenance, along with depreciation on new equipment. In 1999, heavy ice on the Illinois and mid-Mississippi rivers in January and flooding along the Lower Mississippi River in February increased operating costs, damaged vessels and delayed shipments.

Other Services

Revenues of $3.2 million include $2.9 million from ServicEdge, which commenced operations in April 1998 and $.3 million from AMR Data. The $.9 million lower operating loss in 1999 primarily reflects a reduction of costs associated with starting these new businesses, principally ServicEdge.


Other

Net interest expense remained unchanged as the reduced interest associated with the issuance of $75.0 million of 6.25% (effective rate 7.5%) debt by Midland in September 1998, which replaced of $50.0 million of 9.9% Midland debt redeemed in March 1998, was offset by the combination of lower average investment balances and interest rates.

                                                                 Form 10-Q
                                                                 Page 10.


In 1998 Eastern recognized an extraordinary loss of $2.3 million pretax, $1.5 million net, or $.06 per share, on redeeming the Midland debt noted above.

Net earnings for 1998 include $8.2 million, or $.36 per share, for the cumulative effect of changing Boston Gas' method of accounting for unbilled revenues to an accrual method.


YEAR 2000 ISSUES

State of Readiness

Eastern has assessed the impact of the year 2000 with respect to its information technology ("IT") and embedded chip systems as well as the Company's exposure to significant third party risks. In such regard, Eastern has completed substantial portions of its plans to replace or modify existing systems and technology and to assure that major customers and critical vendors are also addressing these issues.

With respect to IT systems, natural gas distribution has tested and certified as year 2000 ready, seven of its eleven "mission critical" business systems. Replacement of the remaining four systems is in process and scheduled to be completed by June 30, 1999. All "less than critical" applications are scheduled to be tested and/or upgraded by the June 30, 1999. Conversion and testing of all mainframe hardware and software has been completed. Replacements are in process for client server, data/voice communications, e-mail and desktop hardware and software, with completion scheduled by June 30, 1999. An end-to-end integration test plan has been developed to test all business systems supporting mission critical processes. The tests will be executed during the third quarter of 1999.

With respect to embedded chip systems, natural gas distribution has completed an inventory, an assessment and a remediation plan. All remediation, conversion and testing is scheduled for completion by September 30, 1999.

Natural gas distribution has identified  material third party  relationships and has completed a detailed survey and assessment of third party readiness. Selected testing and implementation of risk mitigation strategies for significant risk vendors are scheduled for completion by June 30, 1999. However, there can be no assurance that third party systems, on which the Company's systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

Marine transportation has modified and tested all mainframe-based programs and systems, which have been operating on a new, year 2000 compliant mainframe since July 1998. All non-mainframe (server) based systems have been tested and modified except for the accounts receivable system, which is scheduled for completion by June 30, 1999.

With respect to embedded chip systems, marine transportation has reviewed its major operating assets and their sub-systems. Based on this review and actions taken, management believes its operations will not be impaired by year 2000 issues with regard to embedded chip technology.

                                                                 Form 10-Q
                                                                 Page 11.


Marine transportation has assessed third party risk with respect to significant suppliers, services and customers and is actively seeking written confirmation of third party readiness. While many third parties express confidence in their year 2000 programs and project completion by mid-1999, they do not make 100% guarantees or assurances.

Cost of year 2000 remediation

Natural gas distribution and marine transportation expect the cost of year 2000 compliance to approximate $15.9 million, respectively, as detailed in the following chart:

                                                                 Cost through           Expected
     (In millions)                                                March 1999        subsequent cost
---------------------------------------------------------------------------------------------------
Natural gas distribution - capitalized                            $ 8.3            $  .9
                         - expensed                                 3.2              1.2
Marine transportation    - capitalized                              1.0               .3
                         - expensed                                  .8               .2
                                                                  -----            -----
                                                                  $13.3            $ 2.6
                                                                  =====            =====



Risks of year 2000 issues

Natural gas distribution and marine transportation operations have assessed the most reasonably likely worst case year 2000 scenario.

Given its efforts to minimize the risk of year 2000 failure by its internal systems and its distribution network control systems, natural gas distribution believes its worst case scenario would involve failures by a pipeline supplier or by suppliers of telecommunications, electricity or banking services. A short-term interruption in pipeline supplies would require enactment of business contingency and disaster recovery measures to enable the continuation of service to its customers.

Marine transportation believes its worst case scenario would involve failures by the Army Corps of Engineers, which operates the various lock and dam systems on the inland waterways, by rail services, which are essential for bringing commodities to the rivers for transit in barges, or by suppliers of telecommunications, electricity or banking services. Major delays to river traffic and customers could result in a loss of revenues. Such failures would require marine transportation operations to enact disaster recovery plans, use alternate service providers and seek other routes of navigation, to the extent possible.

Contingency plans

Natural gas distribution has initiated the development of a business contingency plan concerning year 2000 risks to its internal systems, embedded chips and significant suppliers. An impact analysis of business processes has been completed which identified major sources of risk and their impact on mission critical processes. Contingency plans for critical business process are expected to be completed by June 30, 1999 with testing to occur during the third quarter of 1999.

                                                                 Form 10-Q
                                                                 Page 12.


Marine transportation is developing a contingency plan, which it expects to complete by June 30, 1999. To the extent marine transportation believes that any supplier of critical goods or services poses a significant risk of year 2000 failure, it expects to locate backup providers by September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1999 capital expenditure requirements, potential funding of its environmental liabilities, normal debt repayments, anticipated dividends to shareholders and the planned acquisition of Colonial Gas.

Consolidated capital expenditures are budgeted at approximately $110 million, with about 60% at natural gas distribution segment and the balance at marine transportation.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities

Eastern issued an aggregate of 9,001 shares of its common stock on January 26, 1999 to executives of Eastern and its subsidiaries, other than its Chairman and Chief Executive Officer and its former President and Chief Operating Officer, pursuant to Eastern's Executive Incentive Compensation Plan ("Incentive Plan"). Eastern issued 4,630 shares of its common stock on February 24, 1999 to its Chairman and Chief Executive Officer and its former President and Chief Operating Officer pursuant to its Incentive Plan. The issuances of such shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4 (2) thereof.

                                                                 Form 10-Q
                                                                 Page 13.



Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders of the registrant was held on February 10, 1999, at which the shareholders approved the issuance of shares of common stock of the registrant in connection with the merger of Colonial Gas Company with and into a wholly-owned subsidiary of the registrant pursuant to the Agreement and Plan of Reorganization, dated as of October 17, 1998, by and between the registrant and Colonial Gas Company, with 17,748,798 shares voting for, 55,147 shares voting against and 101,540 shares abstaining.

The Annual Meeting of Shareholders of the registrant was held on April 28, 1999, at which the shareholders voted to elect the following Trustees for terms of office expiring at the 2002 Annual Meeting of Shareholders:

         John D. Curtin, Jr., with shares voting for 17,541,080 and 643,575 shares withholding authority;

         Wendell J. Knox, with shares voting for 17,544,337 and 643,575 shares withholding authority;

         Rina K. Spence, with shares voting for 17,543,342 and 643,575 shares withholding authority;

Item 6.  Exhibits and reports on Form 8-K

         (a)  List of Exhibits

                   10.19.2 Amendment to Master Trust Agreement, made as of April 15, 1999, between Eastern Enterprises and the Key Trust Company of Ohio, National Association.

         (b)  Report on Form 8-K

                  There were no reports on Form 8-K filed in the first quarter of 1999.

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







                                          EASTERN ENTERPRISES



Date: April 29, 1999                      By  /s/ JAMES J. HARPER
      --------------                        -----------------------------
                                                  James J. Harper
                                               Vice President and Controller
                                              (Chief Accounting Officer)


Date: April 29, 1999                      By /s/ WALTER J. FLAHERTY
      --------------                        ------------------------------
                                                 Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer