Form 10-K/A
period 1998-12-31
EASTERN ENTERPRISES
filed 1999-06-21
CIK 311259

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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


The purpose of this Form 10-K/A filing is to correct the "1998 Tonnage by Commodity" pie chart data and the "Ton Miles by Commodity" bar chart data as reflected in the Marine Transportation discussion of Form 10-K Item 1(c). This information was incorrectly converted from graph to narrative form.

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

    Ton miles are the product of tons and distance transported. The following charts depict 1998 tonnage by commodity and ton miles of cargo transported for the period 1994-1998:

(Pie Chart)
                           1998 TONNAGE BY COMMODITY

                        Coal                     63.50%
                        Grain                     5.20%
                        Other                    31.30%

(Bar Chart)
                             TON MILES BY COMMODITY
                                 (IN BILLIONS)

                             Coal          Grain         Other
                             ----          -----         -----
              1994           15.20          4.40         15.70
              1995           15.20          5.20         16.40
              1996           15.70          4.80         15.60
              1997           13.60          4.50         15.00
              1998           13.30          3.70         15.10

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





                                     10-K/8

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

Date: June 21, 1999