Form 10-Q
period 1999-06-30
EASTERN ENTERPRISES
filed 1999-07-29
CIK 311259

                                    Form 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                              ---------------------------------------

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

The number of shares of Common Stock outstanding of Eastern Enterprises as of July 27, 1999 was 22,638,996.

                                                                Form 10-Q
                                                                Page 2.

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statements of Operations
-------------------------------------
                                                                 Three months ended                   Six months ended
                                                                      June 30,                            June 30,
 (In thousands, except per share amounts)                      1999              1998               1999            1998
------------------------------------------------------------------------------------------------------------------------
Revenues                                                   $170,520          $188,425          $ 515,349        $541,347
Operating costs and expenses:
  Operating costs                                           123,020           129,036            353,008         367,740
  Selling, general & adminis-
      trative expenses                                       27,819            29,800             59,049          63,338
  Depreciation & amortization                                17,984            17,785             43,649          42,841
                                                           --------          --------          ---------        --------
                                                            168,823           176,621            455,706         473,919
                                                           --------          --------          ---------        --------
Operating earnings                                            1,697            11,804             59,643          67,428
Other income (expense):

  Interest income                                             2,653             1,493              4,870           4,110
  Interest expense                                           (8,635)           (7,706)           (17,414)        (17,030)
  Other, net                                                    178               802              1,103           2,229
Earnings (loss) before income                              --------          --------          ---------        --------
  taxes                                                      (4,107)            6,393             48,202          56,737
Provision for income taxes                                   (1,539)            2,511             18,474          21,788
                                                           --------          --------          ---------        --------
Earnings (loss) before
  extraordinary items and
  accounting change                                          (2,568)            3,882             29,728          34,949

Extraordinary items, net of tax:
  Reversal of Coal Act reserve                                    -            48,425                  -          48,425
  Loss on early extinguishment
    of debt                                                       -                 -                  -          (1,465)
 Cumulative effect of accounting
    change, net of tax                                            -                 -                  -           8,193
                                                           --------          --------          ---------        --------
Net earnings (loss)                                        $ (2,568)         $ 52,307          $  29,728        $ 90,102
                                                           ========          ========          =========        ========
Basic earnings (loss) per share
  before extraordinary
  items and accounting change                              $   (.11)         $    .16          $    1.31        $   1.55
Extraordinary items, net of tax:
  Reversal of Coal Act reserve                                    -              2.16                  -            2.16
  Loss on early extinguishment
    of debt                                                       -                 -                  -            (.07)
Cumulative effect of accounting
  change, net of tax                                              -                 -                  -             .37
                                                           -------           --------          ---------        --------
Basic earnings per share                                   $  (.11)          $   2.32          $    1.31        $   4.01
                                                           =======           ========          =========        ========
Diluted earnings per share before
  extraordinary items and
  accounting change                                        $  (.11)          $    .17          $    1.31        $   1.54
Extraordinary items, net of tax:
  Reversal of Coal Act reserve                                                   2.13                  -            2.13
  Loss on early extinguishment
    of debt                                                                         -                  -            (.06)
Cumulative effect of accounting
  change, net of tax                                             -                  -                  -             .36
                                                           -------           --------          ---------        --------
Diluted earnings per share                                 $  (.11)          $   2.30          $    1.31        $   3.97
                                                           =======           ========          =========        ========
Dividends per share                                        $   .42           $    .41          $     .84        $    .82
                                                           =======           ========          =========        ========

The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 3.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------

                                                                       June 30,           Dec. 31,             June 30,
(In thousands)                                                            1999               1998                 1998
----------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
  Cash and short-term investments                                    $  179,851           $ 159,836            $ 107,268
  Receivables, less reserves                                             99,308             104,869              102,554
  Inventories                                                            44,158              55,866               43,944
  Deferred gas costs                                                          -              54,065               24,979
  Other current assets                                                    7,646               5,689                8,239
                                                                     ----------          ----------           ----------
     Total current assets                                               330,963             380,325              286,984
Property and equipment, at cost                                       1,751,233           1,722,718            1,671,260
   Less--accumulated depreciation                                       788,852             746,969              725,676
                                                                     ----------           ---------            ---------
      Net property and equipment                                        962,381             975,749              945,584
Other assets:
  Deferred postretirement health care
    costs                                                                75,888              78,567               84,356
  Investments                                                            15,708              15,395               16,597
   Deferred charges and other costs,
    less amortization                                                    70,013              68,334               71,081
                                                                     ----------          ----------           ----------
    Total other assets                                                  161,609             162,296              172,034
                                                                     ----------          ----------           ----------
     Total assets                                                    $1,454,953          $1,518,370           $1,404,602
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

                                                                Form 10-Q
                                                                Page 4.

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------
                                                                           June 30,              Dec. 31,                June 30,
(In thousands)                                                                1999                  1998                    1998
--------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                             $    5,632            $  43,237            $    9,476
  Accounts payable                                                             37,793               56,567                42,269
  Accrued expenses                                                             38,547               38,540                43,342
  Other current liabilities                                                    44,675               40,011                48,720
                                                                           ----------            ---------            ----------
     Total current liabilities                                                126,647              178,355               143,807

Gas inventory financing                                                        31,438               52,644                31,984

Long-term debt                                                                383,173              385,519               320,167

Reserves and other liabilities:
  Deferred income taxes                                                       135,306              134,911               133,049
  Postretirement health care                                                   96,750               97,197                97,297
  Preferred stock of subsidiary                                                29,377               29,360                29,343
  Other reserves                                                               92,716               94,315                91,791
                                                                           ----------            ---------            ----------
      Total reserves and other
         liabilities                                                          354,149              355,783               351,400

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized shares -- 50,000,000;
   Issued shares -- 22,649,457 at
     June 30, 1999; 22,535,734 at
     December 31, 1998, and 22,486,044
     at June 30, 1998                                                          22,649                22,536               22,486
  Capital in excess of par value                                               56,004                53,421               52,153
  Retained earnings                                                           481,315               470,576              482,113
  Accumulated other comprehensive
    earnings (loss)                                                               (63)                 (105)                 794
  Treasury stock at cost - 10,461
     shares at June 30, 1999 and
     at December 31, 1998, and
     11,131 shares at June 30, 1998                                              (359)                 (359)                (382)
                                                                           ----------            ----------           ----------
       Total shareholders' equity                                             559,546               546,069              557,164
                                                                           ----------            ----------           ----------
    Total liabilities and
       shareholders' equity                                                $1,454,953            $1,518,370           $1,404,602
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

                                                                Form 10-Q
                                                                Page 5.

Eastern Enterprises and Subsidiaries
------------------------------------
Consolidated Statement of Cash flows
------------------------------------


                                                                                                   Six months ended June 30,
(In thousands)                                                                                      1999               1998
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                                  $ 29,728           $ 90,102

  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Extraordinary credit for reversal of Coal Act reserve                                                -            (48,425)
  Extraordinary loss on early extinguishment of debt                                                   -              1,465
  Cumulative effect of accounting change                                                               -             (8,193)
  Depreciation and amortization                                                                   43,649             42,841
  Income taxes and tax credits                                                                    (1,007)            (1,784)
  Net gain on sale of assets                                                                        (262)            (1,625)
  Other changes in assets and liabilities:
    Receivables                                                                                    5,559             22,576
    Inventories                                                                                   11,709             17,605
    Deferred gas costs                                                                            62,055             45,909
    Accounts payable                                                                             (18,292)           (30,475)
    Other                                                                                         (3,176)            (8,491)
                                                                                                --------           --------
  Net cash provided by operating activities                                                      129,963            121,505
                                                                                                --------           --------
Cash flows from investing activities:
  Capital expenditures                                                                           (29,431)           (52,744)
  Proceeds on sale of assets                                                                       3,906              5,654
  Investments                                                                                     (3,776)              (162)
  Other                                                                                           (1,353)            (2,058)
                                                                                                --------           --------
  Net cash used by investing activities                                                          (30,654)           (49,310)
Cash flows from financing activities:
  Dividends paid                                                                                 (18,950)           (18,167)
  Changes in notes payable                                                                       (37,835)           (39,505)
  Repayment of long-term debt                                                                     (2,107)           (52,887)
  Changes in gas inventory financing                                                             (21,206)           (27,839)
  Other                                                                                              804              2,814
                                                                                                --------           --------
Net cash used by financing activities                                                            (79,294)          (135,584)
                                                                                                --------           --------
Net increase (decrease) in cash and cash equivalents                                              20,015            (63,389)
Cash and cash equivalents at beginning of year                                                   159,836            170,657
                                                                                                --------           --------
Cash and cash equivalents at the end of the period                                               179,851            107,268
Short-term investments                                                                                 -                  -
                                                                                                --------           --------

Cash and short-term investments                                                                 $179,851           $107,268
                                                                                                ========           ========



The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6.



                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1999


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1998 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:

                                                               Three months ended June 30,       Six months ended June 30,
(In thousands)                                                  1999                 1998           1999             1998
-------------------------------------------------------------------------------------------------------------------------
Weighted average shares                                       22,636               22,466         22,618           22,449
Dilutive effect of options                                        88                  244            107              241
                                                              ------               ------         ------           ------
Adjusted weighted average shares                              22,724               22,710         22,725           22,690
                                                              ======               ======         ======           ======


Comprehensive Income

The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the six months ended June 30:

                                                                Form 10-Q
                                                                Page 7.

                                                  Unrealized Holding      Reclassification
                                                  Gains (Losses) on        Adjustments for                 Other
                                                     Investments            (Gains) Losses            Comprehensive
                                                  Arising During the       Included in Net            Income (Loss)
(In thousands)                                          Period                  Income
------------------------------------------------------------------------------------------------------------------

1998
Pretax income (loss)                               $ 577                   $(1,650)                     $ (1,073)
Income tax provision
   (benefit)                                           -                         -                             -
                                                   -----                   -------                      --------              -
   Net change                                      $ 577                   $(1,650)                     $ (1,073)
                                                   =====                   =======                      ========

1999
Pretax income (loss)                               $ (40)                  $ 105                        $    65
Income tax provision
   (benefit)                                         (14)                     37                             23
                                                   -----                   -----                        -------              --
   Net change                                      $ (26)                  $  68                        $    42
                                                   =====                   =====                        =======


In 1998, a capital loss carryforward eliminated the income taxes associated with capital gains.


2.  Strategic Initiatives

Pending Merger with Colonial Gas Company

On July 15, 1999 the Massachusetts Department of Telecommunications and Energy approved the merger of Colonial Gas Company ("Colonial Gas") into a wholly-owned subsidiary of Eastern for $37.50 per share of Colonial Gas stock, payable in Eastern stock and $150.0 million in cash, and the rate plan for Colonial Gas Company. Pursuant to the rate plan approved in conjunction with the merger, Colonial Gas customers will receive a 2.2% price reduction, with base rates frozen for ten years. The exchange ratio for the stock portion of the consideration will be based upon Eastern's average closing stock price for the ten trading days period prior to closing, subject to a collar mechanism. The transaction is expected to close on August 31, 1999, subject to receipt of final regulatory approval. The merger is expected to be tax-free to Eastern and will be accounted for using the purchase method of accounting. Under the purchase method of accounting, the operating results of Colonial Gas will be included in Eastern's consolidated results for the periods subsequent to the closing.


Planned Merger with EnergyNorth, Inc.

On July 14, 1999, Eastern signed a definitive agreement that provides for the merger of EnergyNorth, Inc. ("EnergyNorth") into a wholly-owned subsidiary of Eastern at a value of $47.00 per share of EnergyNorth. Under the agreement, 50.1% of the common stock of EnergyNorth will be converted into Eastern stock and the balance will be converted into cash. The exchange ratio for the stock portion of the consideration will be based upon Eastern's weighted average trading stock price for a ten-day period prior to closing, subject to a collar mechanism. The transaction is expected to close in early to mid-2000, subject to receipt of satisfactory regulatory approvals and the approval of EnergyNorth shareholders. The merger is expected to be tax-free to Eastern and, as with the Colonial transaction, will be accounted for using the purchase method of accounting.

                                                                Form 10-Q
                                                                Page 8.

3.  Essex Gas Merger

On September 30, 1998, Eastern completed a merger with Essex Gas which was accounted for as a pooling of interests and the accompanying consolidated financial statements include the accounts of Essex Gas for all periods. Prior to the merger, Essex Gas' fiscal year ended on August 31. Accordingly, the accompanying consolidated statement of operations for the current period reflects a calendar alignment of periods for Eastern and Essex Gas, while the prior period comparative statement of operations reflects the three and six month periods ended June 30, 1998 of Eastern combined with the three and six month periods ended May 31, 1998 of Essex Gas.

                                                                                  Three and Six months ended June 30,
(In thousands)                                                                             1998                 1998
--------------------------------------------------------------------------------------------------------------------
Revenues:
  Eastern                                                                              $174,271             $504,165
  Essex Gas                                                                              14,154               37,182
                                                                                       --------             --------
    Combined                                                                           $188,425             $541,347
                                                                                       ========             ========
Earnings before extraordinary items and
  accounting change:
  Eastern                                                                              $2,979               $ 31,529
  Essex Gas                                                                               903                  3,420
                                                                                       ------               --------
    Combined                                                                           $3,882               $ 34,949
                                                                                       ======               ========

In conforming Essex Gas' historical periods based on a fiscal year ending August 31 with Eastern's operations and changing Essex Gas' fiscal year-end, the consolidated statement of cash flows for the six months ended June 30, 1998 includes the effect of Essex Gas' excluded period, September 1, 1997 through November 30, 1997, of ($585,000) for net operating activity, ($1,908,000) for net investing activity and $2,428,000 for net financing activity. These amounts are reflected in the other captions in the consolidated statement of cash flows.


4.  Business Segments

Eastern's reportable business segment information with respect to revenues and operating earnings is presented below:

Revenues:                                                   Three months ended June 30,          Six months ended June 30,
(In thousands)                                                 1999               1998             1999              1998
-------------------------------------------------------------------------------------------------------------------------
Natural Gas Distribution                                   $101,368           $121,916         $381,651         $ 412,148
Marine Transportation                                        65,783             65,163          127,109           127,821
Other Services                                                3,369              1,346            6,589             1,378
                                                           --------           --------         --------         ---------
                                                           $170,520           $188,425         $515,349         $ 541,347
                                                           ========           ========         ========         =========

                                                                Form 10-Q
                                                                Page 9.



Operating Earnings:                                  Three months ended June 30,            Six months ended June 30,
(In thousands)                                           1999               1998               1999              1998
---------------------------------------------------------------------------------------------------------------------
Natural Gas Distribution                             $ (1,916)           $ 8,136            $55,378           $60,974
Marine Transportation                                   5,758              7,719              8,899            13,807
Other Services                                         (1,244)            (2,608)            (2,540)           (4,834)
Headquarters                                             (901)            (1,443)            (2,094)           (2,519)
                                                      -------            -------            -------           -------
                                                      $ 1,697            $11,804            $59,643           $67,428
                                                      =======            =======            =======           =======


5.  Inventories

The components of inventories were as follows:

                                                          June 30,         December 31,         June 30,
(In thousands)                                               1999                 1998             1998
-------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                 $32,170            $45,266          $32,535
Other materials, supplies and
  marine fuels                                             11,988             10,600           11,409
                                                          -------            -------          -------
                                                          $44,158            $55,866          $43,944
                                                          =======            =======          =======



6.  Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information:

                                                                                       Six months ended June 30,
(In thousands)                                                                          1999               1998
---------------------------------------------------------------------------------------------------------------
Cash paid during the year for:

  Interest, net of amounts capitalized                                               $16,872             $17,660
  Income taxes                                                                       $19,325             $23,829

                                                                Form 10-Q
                                                                Page 10.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues: Consolidated revenues for the second quarter of 1999 and the first six months of 1999 were $171 million and $515 million, respectively, down 10% and 5% from 1998.

Natural Gas Distribution

The natural gas distribution segment includes the operations of Boston Gas Company and Essex Gas Company, as discussed in Note 3 of Notes to Financial Statements. The effect of the accounting treatment used for revenue recognition and the use of fiscal periods ending May 31 in the prior year at Essex Gas reduced second quarter and year-to-date comparative revenues by $7 million and $9 million, respectively.

Revenues for the second quarter of 1999 were $101.4 million, a decrease of $20.5 million or 17% from 1998. The revenue decrease reflects the pass through of lower gas costs ($7 million), warmer weather ($3 million), the Essex Gas accounting effects, lower weather-adjusted average usage and migration of customers from firm sales to transportation-only service, partially offset by throughput growth. Weather in the second quarter was 4% colder than normal, but 1% warmer than the previous year.

Year-to-date 1999 revenues were $381.7 million, a decrease of $30.5 million or 7%. The decrease reflects lower non-firm sales ($21 million), the pass through of lower gas costs ($9 million), migration to transportation ($9 million) and the Essex Gas accounting effects, partially offset by the impact of colder weather ($19 million) and throughput growth. Year-to-date weather was 3% warmer than normal, but 7% colder than 1998.

Marine Transportation

Revenues for the second quarter and first six months of 1999 were $65.8 million and $127.1 million, respectively, showing little change from 1998. River transportation markets in the second quarter improved over the first quarter of 1999, on the strength of increased shipments of non-coal commodities, particularly grain. Continued weak demand for spot coal, reflecting high utility inventories, and export coal were partially offsetting. Overall, rates per ton mile declined 5% for the quarter and 4% year-to-date, due in part to the contractual pass through of lower fuel prices. As a result, revenues increased 1% for the second quarter but decreased 1% for the first six months, as compared to 1998.

Tonnage transported increased 1% in the second quarter but declined 2% for the first six months as compared to last year. Coal tonnage declined 4% for the second quarter and 5% year to date. Coal ton miles increased 1% year to date, reflecting longer average hauls. Non-coal tonnage increased 8% and 4% for the second quarter and year to date, respectively, reflecting increased long haul grain shipments.

                                                                Form 10-Q
                                                                Page 11.

Other Services

Revenues for the second quarter and first six months of 1999 were $3.4 million and $6.6 million, respectively, up from $1.3 million and $1.4 million from the comparable periods in 1998 primarily reflecting increases at ServicEdge, which commenced operations in April 1998.


Operating Earnings: Consolidated operating earnings for the second quarter and first six months of 1999 were $1.7 million and $59.6 million, respectively, reflecting decreases of 86% and 12% from the prior year.

Natural Gas Distribution

Natural gas distribution recorded an operating loss of $1.9 million in the second quarter of 1999. The $10.1 million decrease from 1998 reflects the effect of the accounting treatment used for revenue recognition and the use of the fiscal periods ending May 31 in the prior year, including merger-related expenses, at Essex Gas ($4 million), higher operating costs ($4 million) impacted by lower capitalized expenses, a non-recurring retiree benefit charge and lower weather-adjusted average customer usage.

Operating earnings for the first six months of 1999 were $55.4 million, down $5.6 million or 9% from 1998. The decrease reflects higher operating costs ($8 million), the Essex Gas accounting effects ($4 million) and lower average usage ($2 million). Partially offsetting were the margin impact of colder weather ($6 million) and growth in throughput ($3 million).

The pass through of higher or lower gas costs and migration to transportation-only service have no impact on the segment's operating earnings. Natural gas distribution earns all of its margins on the local distribution of gas and none on the resale of the commodity.


Marine Transportation

Operating earnings for the second quarter of 1999 were $5.8 million, a decrease of $2.0 million from 1998. Operating earnings for the first six months of 1999 were $8.9 million, down $4.9 million from the prior year. The decreases for the second quarter and year-to-date reflect lower rates and higher costs associated with crew labor, port expenses, vessel maintenance and insurance. Partially offsetting were improved operating conditions during the second quarter and lower fuel costs year to date.


Other Services

Other Services' operating losses for the second quarter and first six months of 1999 were $1.2 million and $2.5 million, respectively, as compared to losses of $2.6 million and $4.8 million during the comparable periods in 1998. These losses reflect the operations of ServicEdge. Lower operating losses in 1999 primarily reflect a reduction in costs associated with the start-up of ServicEdge.

                                                                Form 10-Q
                                                                Page 12.

Other:

Net interest expense for the second quarter and first six months of 1999 decreased by $0.2 million and $0.4 million, primarily reflecting lower working capital requirements for natural gas distribution. The reduced interest associated with the issuance of $75.0 million of 6.25% (effective rate 7.5%) debt by Midland in September 1998, which replaced $50.0 million of 9.9% Midland debt redeemed in March 1998, was largely offset by the combination of lower average investment balances and interest rates.

In the first quarter of 1998 Eastern recognized an extraordinary loss of $2.3 million pretax, $1.5 million net, or $.06 per share, on redeeming the Midland debt noted above.

In June 1998 the U.S. Supreme Court held the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") to be unconstitutional as applied to Eastern. The reversal of the Coal Act reserve resulted in an extraordinary gain of $74.5 million pretax, $48.4 million, or $2.13 per share, in the second quarter of 1998.

Net earnings for the first quarter of 1998 include $8.2 million, or $.36 per share, for the cumulative effect of changing Boston Gas' method of accounting for unbilled revenues to an accrual method.


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

With respect to IT systems, natural gas distribution has tested and certified as year 2000 ready all eleven "mission critical" business systems. Installation of an upgrade and replacement to two of these systems scheduled for the third quarter of 1999 will include year 2000 re-certification testing. Half of the less than critical business systems have completed certification testing while the balance is scheduled for testing during the third quarter of 1999. An integration test plan designed to re-certify interfaces between mission critical systems has been developed and is scheduled for execution during the third quarter of 1999. Conversion and testing of all technology infrastructure components has been completed, including mainframe and client server hardware and software, data/voice communications and e-mail systems. All telephony components have been certified as year 2000 ready with the exception of an upgrade to a call management server that is scheduled for the third quarter. Eighty percent of the company's desktop hardware, operating system software and applications have been certified as year 2000 ready with the remaining desktops scheduled to be certified as part of the rollout of an upgraded application in the third quarter of 1999. To minimize the risk of corruption of previously certified information systems, the Company plans to impose a freeze on changes to information systems and technology components, effective October 1, 1999 With respect to embedded chip systems, the Company

                                                                Form 10-Q
                                                                Page 13.

has completed its inventory, assessment, remediation and certification testing of all date sensitive components containing embedded chips and is year 2000 ready.

Natural gas distribution has identified material third party relationships and has completed a detailed survey and assessment of third party readiness. A readiness assessment has been completed of all mission critical suppliers and risk mitigation plans developed. The Company has begun testing electronic interfaces with suppliers, where practicable, and implemented risk mitigation strategies as required. However, there can be no assurance that third party systems, on which the Company's systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

Marine transportation has modified and tested all mainframe-based programs and systems, which are operating on a year 2000 compliant mainframe. Substantially all client server and desktop-based systems have been tested and modified except for the accounts receivable system, which is scheduled for production rollout by September 30, 1999.

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

Cost of year 2000 remediation

Natural gas distribution and marine transportation expect the cost of year 2000 compliance to approximate $16.2 million as detailed in the following chart:

                                                                Cost through June         Expected
    (In millions)                                                     1999             subsequent cost
------------------------------------------------------------------------------------------------------

Natural Gas Distribution - capitalized                              $ 8.8                 $  .4
                         - expensed                                   3.6                   1.1
Marine Transportation    - capitalized                                1.1                    .2
                         - expensed                                    .8                    .2
                                                                    -----                 -----
Total                                                               $14.3                 $ 1.9
                                                                    =====                 =====



Risks of year 2000 issues

Natural gas distribution and marine transportation operations have assessed the most reasonably likely worst case year 2000 scenario.

Given its efforts to minimize the risk of year 2000 failure by its internal systems and its distribution network control system, natural gas distribution believes its worst case scenario would involve failures that impact data and voice communication providers, its electricity provider or a pipeline supplier. Scenarios involving one or more of these failures are addressed in detail as part of the Company's business contingency planning process.

                                                                Form 10-Q
                                                                Page 14.

Marine transportation believes its worst case scenario would involve infrastructure disruption through failure of third party services. These could include, without limit: lock and dam operations, rail services for river-served docks and terminals, telecommunications, electricity and banking services. Major delays to river traffic and customers could result in a loss of revenues. Such failures would require the Company to enact disaster recovery plans, use alternate service providers and seek other routes of navigation, to the extent possible.

Contingency plans

Natural gas distribution has initiated the development of a business contingency plan concerning year 2000 risks to its internal systems, embedded chips and significant suppliers. An impact analysis of business processes has been completed which identified voice/data communications, electricity and gas supply as the three major sources of risk. Draft plans have been developed and tested for each of these major risk areas. During the third quarter of 1999, the Company expects to finalize and test these plans via live drills.

Marine transportation has substantially completed preparation of a contingency plan, which it expects to complete by September 30, 1999. To the extent marine transportation believes that any supplier of critical goods or services poses a significant risk of year 2000 failure, it expects to locate backup providers by September 30, 1999.

Eastern believes its actions and planning efforts are appropriate to address year 2000 concerns. However, Eastern cannot guarantee that such actions will prevent all or any year 2000 disruptions to itself, its customers or its suppliers. The Company cautions that forward looking statements contained in the year 2000 discussion should be read in conjunction with the following disclosure statement regarding such information.

FORWARD-LOOKING INFORMATION:

This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of pending mergers and other strategic initiatives on earnings and cash flow, Eastern's ability to successfully integrate its new gas distribution operations, temperatures above or below normal in eastern Massachusetts, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the ultimate profitability of ServicEdge, the timetable and cost for completion of Eastern's year 2000 plans, the impact of third parties' year 2000 issues, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.

                                                                Form 10-Q
                                                                Page 15.



LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1999 capital expenditure requirements, potential funding of its environmental liabilities, normal debt repayments, anticipated dividends to shareholders and the planned acquisitions of Colonial Gas and EnergyNorth.

Consolidated capital expenditures are budgeted at approximately $85 million, with about 75% at natural gas distribution segment and the balance at marine transportation. In addition, marine transportation to enter into a series of long-term operating leases for up to 100 additional new barges in the third and fourth quarters of 1999, the terms of which are still under negotiation with a selected financial institution.



                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits

                           27.1        Financial Data Schedule.

         (b)      Report on Form 8-K
                  There were no reports on Form 8-K filed in the second quarter of 1999.

                                                                Form 10-Q
                                                                Page 16.


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







                                          EASTERN ENTERPRISES



Date:    July 29, 1999                       By /s/ WALTER J. FLAHERTY
         -------------                          ----------------------
                                                    Walter J. Flaherty
                                              Senior Vice President and
                                               Chief Financial Officer






Date:    July 29, 1999                       By /S/  JAMES J. HARPER
         -------------                          ---------------------
                                                     James J. Harper
                                            Vice President and Controller
                                              (Chief Accounting Officer)