Form 10-Q
period 1999-09-30
EASTERN ENTERPRISES
filed 1999-10-29
CIK 311259

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 1999

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934


For the transition period from                    to


Commission File Number 1-2297


                           EASTERN ENTERPRISES
            (Exact name of registrant as specified in its charter)


_________MASSACHUSETTS                                    04-1270730
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)


             _______9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02493
                    (Address of principal executive offices)
                                   (Zip Code)


               _________________781-647-2300
              (Registrant's telephone number, including area code)


              ___________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

The number of shares of Common Stock outstanding of Eastern Enterprises as of October 27, 1999 was 27,020,034.

                                                                 Form 10-Q
                                                                    Page 2


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")
Consolidated Statements of Operations
-------------------------------------
                                        Three months ended    Nine months ended
                                           September 30,        September 30,

(In thousands, except per share amounts) 1999        1998       1999       1998
-------------------------------------------------------------------------------
Revenues                             $144,978    $135,881   $660,327   $677,228

Operating costs and expenses:
  Operating costs                     108,058      97,598    461,066    465,338
  Selling, general & administrative
     expenses                          25,609      28,856     84,658     92,194
  Depreciation & amortization          16,141      13,953     59,790     56,794
                                     --------    --------   --------   --------
                                      149,808     140,407    605,514    614,326
                                     --------    --------   --------   --------
Operating earnings                     (4,830)     (4,526)    54,813     62,902
Other income (expense):
  Interest income                       2,618       1,438      7,488      5,548
  Interest expense                     (9,648)     (7,465)   (27,062)   (24,495)
  Other, net                            8,012       3,155      9,115      5,384
                                     --------    --------   --------   --------
Earnings (loss) before income
  taxes                                (3,848)     (7,398)    44,354     49,339
Provision (credit) for income taxes    (1,025)     (3,644)    17,449     18,144
                                     --------    --------   --------   --------
Earnings (loss) before
  extraordinary items and
  accounting change                    (2,823)     (3,754)    26,905     31,195
Extraordinary items, net of tax:
  Reversal of Coal Act reserve              0           0          0     48,425
  Loss on early extinguishment
    of debt                                 0           0          0     (1,465)
 Cumulative effect of accounting
    change, net of tax                      0           0          0      8,193
                                     --------    --------   --------   --------
Net earnings (loss)                  $ (2,823)   $ (3,754)   $26,905   $ 86,348
                                     --------    --------   --------   --------
                                     --------    --------   --------   --------
Basic earnings (loss) per share
  before extraordinary
  items and accounting change          $ (.12)     $ (.17)    $ 1.16     $ 1.38
Extraordinary items, net of tax:
  Reversal of Coal Act reserve              0           0          0       2.16
  Loss on early extinguishment
    of debt                                 0           0          0       (.07)
Cumulative effect of accounting
  change, net of tax                        0           0          0        .37
                                     --------    --------   --------   --------
Basic earnings per share               $ (.12)     $ (.17)    $ 1.16     $ 3.84
                                     --------    --------   --------   --------
                                     --------    --------   --------   --------
Diluted earnings per share before
  extraordinary items and
  accounting change                    $ (.12)     $ (.17)    $ 1.16     $ 1.37
Extraordinary items, net of tax:
  Reversal of Coal Act reserve              0           0          0       2.13
  Loss on early extinguishment
    of debt                                 0           0          0       (.06)
Cumulative effect of accounting
  change, net of tax                        0           0          0        .36
Diluted earnings per share             $ (.12)     $ (.17)    $ 1.16     $ 3.80
                                     --------    --------   --------   --------
                                     --------    --------   --------   --------
Dividends per share                     $ .42       $ .41     $ 1.26     $ 1.23
                                     --------    --------   --------   --------
                                     --------    --------   --------   --------
The accompanying notes are an integral part of these financial statements.

                                                                 Form 10-Q
                                                                    Page 3

Eastern Enterprises and Subsidiaries
------------------------------------
Consolidated Balance Sheets
---------------------------
                          September 30,       December 31,        September 30,
(In thousands)                    1999               1998                 1998
------------------------------------------------------------ -----------------
ASSETS

Current assets:
  Cash and short-term
  investments                  $30,718           $159,836             $167,501
  Receivables, less reserves    87,920            104,869               66,075
  Inventories                   76,340             55,866               56,176
  Deferred gas costs            21,589             54,065               48,853
  Other current assets           7,319              5,689                9,247
                            ----------          ---------            ---------
    Total current assets       223,886            380,325              347,852

Property and equipment,
       at cost               2,179,169          1,722,718            1,699,539
    Less--accumulated
       depreciation            910,068            746,969              735,068
                            ----------          ---------            ---------
    Net property and
       equipment             1,269,101            975,749              964,471

Other assets:
  Excess of cost over fair
   value of acquired net
   assets, less
   amortization                248,351                  0                    0
  Deferred postretirement
   health care costs            74,551             78,567               82,965
  Investments                   15,437             15,395               13,894
  Deferred charges and other
   costs, less amortization     77,169             68,334               69,205
                            ----------          ---------            ---------
    Total other assets         415,508            162,296              166,064
                            ----------          ---------            ---------
     Total assets           $1,908,495         $1,518,370           $1,478,387
                            ----------         ----------           ----------
                            ----------         ----------           ----------


The accompanying notes are an integral part of these financial statements.

                                                                 Form 10-Q
                                                                    Page 4
Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------
                              September 30,     December 31,      September 30,
(In thousands)                        1999             1998               1998
------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                     $61,984           $43,237          $ 18,488
  Accounts payable                  57,456            56,567            47,490
  Accrued expenses                  40,322            38,540            45,097
  Other current liabilities         48,678            40,011            40,739
                                  --------          --------          --------
     Total current liabilities     208,440           178,355           151,814

Gas inventory financing             43,285            52,644            43,249

Long-term debt                     516,683           385,519           387,311

Reserves and other liabilities:
  Deferred income taxes            174,069           134,911           135,899
  Postretirement health care        98,946            97,197            96,710
  Preferred stock of subsidiary     26,447            29,360            29,351
  Other reserves                   104,866            94,315            91,671
                                  --------          --------          --------
      Total reserves and other
        liabilities                404,328           355,783           353,631

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized shares--50,000,000;
   Issued shares--27,021,196 at
     September 30, 1999; 22,535,734
     at December 31, 1998, and
     22,507,975 at September
     30, 1998                       27,021            22,536            22,508
  Capital in excess of par value   240,532            53,421            52,666
  Retained earnings                468,970           470,576           469,254
  Accumulated other comprehensive
    loss                              (417)             (105)           (1,687)
  Treasury stock at cost - 9,292
     shares at September 30, 1999;
     10,461 shares at December 31,
     and September 30, 1998           (347)             (359)             (359)
                                  --------          --------          --------
      Total shareholders' equity   735,759           546,069           542,382
                                  --------          --------          --------
     Total liabilities and
       shareholders' equity     $1,908,495        $1,518,370        $1,478,387


The accompanying notes are an integral part of these financial statements.

                                                                 Form 10-Q
                                                                    Page 5
Eastern Enterprises and Subsidiaries
------------------------------------
   Consolidated Statement of Cash flows
   ------------------------------------         Nine months ended September 30,

(In thousands)                                         1999               1998
------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                     $ 26,905           $ 86,348
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Extraordinary credit for reversal of
   Coal Act reserve                                       0            (48,425)
  Extraordinary loss on early
   extinguishment of debt                                 0              1,465
  Cumulative effect of accounting change                  0             (8,193)
  Depreciation and amortization                      59,790             56,794
  Income taxes and tax credits                       (7,175)            (5,031)
  Net gain on sale of assets                         (2,281)            (4,522)
  Other changes in assets and liabilities:
    Receivables                                      29,875             59,055
    Inventories                                     (5,477)              5,372
    Deferred gas costs                               32,391             20,832
    Accounts payable                                 (9,644)           (25,255)
    Other                                               496             (9,319)
                                                   --------           --------
  Net cash provided by operating activities         124,880            129,121
                                                   --------           --------
Cash flows from investing activities:
  Capital expenditures                              (46,971)           (84,646)
  Acquisition of Colonial Gas, net of
   cash acquired                                   (150,446)                 0
  Proceeds on sale of assets                          6,697             13,504
  Investments                                        (7,784)            (3,928)
  Other                                              (2,632)            (1,761)
                                                   --------           --------
  Net cash used by investing activities            (201,136)           (76,831)
                                                   --------           --------
Cash flows from financing activities:
  Dividends paid                                    (28,458)           (27,269)
  Changes in notes payable                          (12,835)           (32,933)
  Proceeds from issuance of long-term debt                0             68,019
  Repayment of long-term debt                        (3,442)           (54,116)
  Redemption of preferred stock                      (3,000)                 0
  Changes in gas inventory financing                 (9,359)           (16,574)
  Other                                               2,894              7,427
                                                   --------           --------
Net cash used by financing activities               (54,200)           (55,446)
                                                   --------           --------
Net decrease in cash and cash equivalents          (130,456)            (3,156)
Cash and cash equivalents at beginning of year      159,836            170,657
                                                   --------           --------
Cash and cash equivalents at the end of the period   29,380            167,501
Short-term investments                                1,338                  0
                                                   --------           --------
Cash and short-term investments                     $30,718           $167,501
                                                   --------           --------
                                                   --------           --------

The accompanying notes are an integral part of these financial statements.

                                                                 Form 10-Q
                                                                    Page 6

                      EASTERN ENTERPRISES AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                               September 30, 1999


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

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:


                              Three months ended             Nine months ended
                                 September 30,                  September 30,
(In thousands)               1999           1998            1999           1998
-------------------------------------------------------------------------------

Weighted average shares    24,108         22,486          23,120         22,461
Dilutive effect of options    142            213             119            232
Adjusted weighted average
  shares                   24,250          2,699          23,239         22,693
                          -------         ------          ------         ------
                          -------         ------          ------         ------
Comprehensive Income

The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the nine months ended September 30:

                                                                 Form 10-Q
                                                                    Page 7

                 Unrealized Holding     Reclassification
                 Gains (Losses) on      Adjustments for         Other
(In thousands)   Investments Arising    (Gains) Losses          Comprehensive
                 During the Period      Included in Net Income  Income (Loss)
----------------------------------------------- -------------------------------

1998
Pretax loss              $(1,608)             $(1,946)              $(3,554)
Income tax credit              0                    0                     0
                        --------             --------              --------
   Net change            $(1,608)             $(1,946)              $(3,554)
                        --------             --------              --------
                        --------             --------              --------
1999
Pretax loss                $ (75)             $  (405)               $ (480)
Income tax credit            (26)                (142)                 (168)
                        --------             --------              --------
   Net change              $ (49)             $  (263)               $ (312)
                        --------             --------              --------
                        --------             --------              --------
In 1998, a capital loss carryforward eliminated the need for an income tax provision associated with capital gains.


2.  Planned Merger with EnergyNorth, Inc.

On July 14, 1999, Eastern signed a definitive agreement that provides for the merger of EnergyNorth, Inc. ("EnergyNorth") into a wholly-owned subsidiary of Eastern at a value of $47.00 per share of EnergyNorth. Under the agreement, 50.1% of the common stock of EnergyNorth will be converted into Eastern stock and the balance will be converted into cash. The exchange ratio for the stock portion of the consideration will be based upon Eastern's weighted average trading stock price for a ten-day period prior to closing, subject to a collar mechanism. The transaction is expected to close in mid-2000, subject to receipt of satisfactory regulatory approvals and the approval of EnergyNorth shareholders. The merger is expected to be tax-free to Eastern and, as with the Colonial transaction, will be accounted for using the purchase method of accounting.


3.  Mergers

Colonial Gas Merger

On August 31, 1999, Eastern completed a merger with Colonial Gas in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt. The cash portion of the transaction was financed through available cash and borrowings under Eastern's line of credit.

The Colonial merger has been accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations include Colonial Gas' results commencing August 31, 1999. The purchase price was allocated to the net assets acquired based on their fair value. The historical cost basis of Colonial Gas' assets and liabilities, with the exception of its retiree benefit obligations and the adjustments described below, was determined to represent the fair value due to the existence of a regulatory-approved rate plan based upon the recovery of historical costs and a fair return thereon. As a result of the merger and related rate plan, value was not allocated to systems that will no longer be used due to the integration of Colonial into Eastern's natural gas

                                                                 Form 10-Q
                                                                    Page 8
distribution business and value was not allocated to Colonial's net regulatory assets. No value was allocated to the net regulatory assets because the rate plan does not meet the criteria for the continued application of SFAS 71, Accounting for the Effects of Certain Types of Regulation. The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances. The excess of cost over the fair value of the net assets acquired, or goodwill, of $248 million has been recorded as an asset and is being amortized on a straight-line basis, principally over a period of 40 years.

The following table sets forth the Company's unaudited pro forma results as if the transaction had occurred on January 1, 1998.


                                                Nine months ended
(In thousands)                                     September 30
                                               1999            1998

Revenues                                   $790,602        $797,780
Operating earnings                           71,367          76,229
Earnings before extraordinary
  items and accounting change                27,614          30,419
Earnings per common share before
  extraordinary items and
  accounting change:
   Basic                                      $1.03           $1.14
   Diluted                                    $1.02           $1.13
Weighted average number of common
  shares outstanding:
   Basic                                     26,876          26,680
   Diluted                                   26,994          26,912

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments which primarily reflect goodwill amortization, reduced interest income and an adjusted income tax provision using Eastern's incremental rate of 35%.

                                                                 Form 10-Q
                                                                    Page 9

Essex Gas Merger

On September 30, 1998, Eastern completed a merger with Essex Gas which was accounted for as a pooling of interests and the accompanying consolidated financial statements include the accounts of Essex Gas for all periods.
Prior to the merger, Essex Gas' fiscal year ended on August 31. Accordingly, the accompanying consolidated statement of operations for the current period reflects a calendar alignment of periods for Eastern and Essex Gas, while the prior period comparative statement of operations reflects the three and nine month periods ended September 30, 1998 of Eastern combined with the three and nine month periods ended August 31, 1998 of Essex Gas.


                                    Three and Nine months ended September 30,
(In thousands)                                     1998                 1998

----------------------------------------------------------------------------

Revenues:
  Eastern                                      $131,277             $635,442
  Essex Gas                                       4,604               41,786
                                              ---------            ---------
    Combined                                   $135,881             $677,228
                                              ---------            ---------
                                              ---------            ---------

Earnings (loss) before extraordinary items
     and accounting change:
  Eastern                                      $ (2,812)            $ 28,717
  Essex Gas                                        (942)               2,478
                                              ---------            ---------
    Combined                                   $ (3,754)            $ 31,195
                                              ---------            ---------
                                              ---------            ---------

In conforming Essex Gas' historical periods based on a fiscal year ending August 31 with Eastern's operations and changing Essex Gas' fiscal year-end, the consolidated statement of cash flows for the nine months ended September 30, 1998 includes the effect of Essex Gas' excluded period, September 1, 1997 through November 30, 1997, of ($585,000) for net operating activity, ($1,908,000) for net investing activity and $2,428,000 for net financing activity. These amounts are reflected in the respective other captions in the consolidated statement of cash flows.


4.  Business Segments

Eastern's reportable business segment information for revenues and operating earnings is presented below:


Revenues:           Three months ended Sept. 30,    Nine months ended Sept. 30,
(In thousands)      1999                   1998     1999                  1998
------------------------------------------------------------------------------

Natural Gas
  Distribution      $ 70,790            $67,381     $452,441          $479,529
Marine
 Transportation       69,690             66,850      196,799           194,671
Other Services         4,498              1,650       11,087             3,028
                    --------           --------     --------          --------
                    $144,978           $135,881     $660,327          $677,228
                    --------           --------     --------          --------
                    --------           --------     --------          --------

                                                                 Form 10-Q
                                                                   Page 10


Operating Earnings:         Three months ended          Nine months ended
(In thousands)                   Sept. 30                    Sept. 30
                         1999               1998      1999              1998
------------------------------------------------------------------------------

Natural Gas
  Distribution          $(9,436)         $(7,646)     $45,942         $53,328
Marine Transportation     6,706            8,421       15,605          22,228
Other Services           (1,184)          (2,977)      (3,724)         (7,811)
Headquarters               (916)          (2,324)      (3,010)         (4,843)
                       --------         --------     --------        --------
                        $(4,830)         $(4,526)     $54,813         $62,902
                       --------         --------     --------        --------
                       --------         --------     --------        --------

5.  Inventories

The components of inventories were as follows:

                            September 30,      December 31,       September 30,
(In thousands)                      1999              1998                1998
------------------------------------------------ ----------------- -----------

Supplemental gas supplies        $60,454            $45,266            $44,271
Other materials, supplies and
  marine fuels                    15,886             10,600             11,905
                                 -------            -------            -------
                                 $76,340            $55,866            $56,176



6.  Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information:

                                              Nine months ended September 30,
                                              1999                      1998
(In thousands)
----------------------------------------------------------------------------

Cash paid during the year for:
  Interest, net of amounts capitalized        $17,711                $18,789
  Income taxes                                $24,523                $25,030

The following is the supplemental disclosure of noncash investing and financing activities:

Eastern acquired all of the capital stock of Colonial Gas Company for $336 million, comprised of cash payments of approximately $150 million, net of cash acquired and including transaction costs, and the issuance of 4.2 million shares of common stock valued at $186 million. In addition, Eastern assumed Colonial liabilities of $138 million.

                                                                 Form 10-Q
                                                                   Page 11

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Revenues: Consolidated revenues for the third quarter of 1999 were $145 million, up 7% from 1998. Revenues for the first nine months of 1999 were $660 million, down 2% from the prior year.


Natural Gas Distribution

The natural gas distribution segment includes the operations of Boston Gas Company, Essex Gas Company and Colonial Gas Company, as discussed in Note 3 of Notes to Financial Statements. The effect of the accounting treatment used for revenue recognition and the use of fiscal periods ending August 31 in the prior year at Essex Gas reduced year-to-date comparative revenues by $9 million, but did not significantly impact comparative revenues for the quarter. Revenues for the quarter and year-to-date include Colonial Gas revenues of $4.4 million since the August 31, 1999 date of acquisition.

Revenues for the third quarter of 1999 were $70.8 million, an increase of $3.4 million or 5% from 1998. The revenue increase reflects the addition of Colonial Gas revenues, partially offset by the pass through of lower gas costs.

Year-to-date revenues were $452.4 million, a decrease of $27.1 million or 6%. The decrease reflects lower non-firm sales ($19 million), the pass through of lower gas costs ($11 million), migration to transportation ($10 million)and the Essex Gas accounting effects, partially offset by the impact of colder weather ($17 million), throughput growth and the additional Colonial Gas revenues.


Marine Transportation

Revenues for the third quarter of 1999 were $69.7 million, up $2.8 million or 4% from 1998. For the first nine months of 1999, revenues were $196.8 million, up $2.1 million or 1% from the prior year. These increases reflected a strong market for grain exports and increased import activity of ores and steel-related raw materials, partially offset by declines in coal demand by electric utilities, as high stockpiles slowed shipments. Rates per ton mile in the quarter improved modestly over the same period in 1998, primarily due to the strengthening of the grain and import markets discussed above, while rates for spot coal movements were generally lower. Rates also benefited from contractual pass through provisions in multi-year contracts related to fuel prices that were up 22% from 1998 for the quarter, but down 2% for the first nine months.

Tonnage transported decreased 2% for both the third quarter and first nine months as compared to last year. Coal tonnage for the third quarter and year-to-date declined 9% and 7%, respectively. Coal ton miles were down 10% for the quarter and 3% year-to-date, mainly from continued weak demand for spot and export movements. Non-coal tonnage increased 11% and 6% for the third quarter and year-to-date, respectively, as a result of the market factors discussed above. Non-coal ton miles increased 13% and 8% for the third quarter and year-to-date periods.

                                                                 Form 10-Q
                                                                   Page 12

Other Services

Revenues for the third quarter and first nine months of 1999 were $4.5 million and $11.1 million, respectively, up from $1.7 million and $3.0 million for the comparable periods in 1998, primarily reflecting increases at ServicEdge, which commenced operations in April 1998.


Operating Earnings: Consolidated operating earnings for the third quarter of 1999 were a seasonal loss of $4.8 million, as compared to a loss of $4.5 million for 1998. Consolidated operating earnings for the first nine months of 1999 were $54.8 million, down $8.1 million or 13% from the prior year.


Natural Gas Distribution

Natural gas distribution recorded an operating loss of $9.4 million for the third quarter of 1999, as compared to a loss of $7.6 million for the prior year. The $1.8 million decrease from 1998 reflects the inclusion of Colonial Gas' $1.0 million post-acquisition operating loss, higher operating costs including a $2.2 million charge for an early retirement program at Boston Gas related to integration of Colonial Gas operations, partially offset by lower expenses, principally bad debt expense, reflecting improved collections experience.

Operating earnings for the first nine months of 1999 were $45.9 million, down $7.4 million or 14% from 1998. The decrease reflects higher operating costs ($10 million), the effect of the accounting treatment used for revenue recognition and the use of fiscal periods ending August 31 in the prior year ($4 million), Colonial Gas' post-acquisition operating loss and lower average usage. Partially offsetting were the margin impact of 7% colder weather ($6 million) and growth in throughput ($3 million). Year-to-date weather was 3% warmer than normal compared to the 10% warmer than normal weather in 1998.

The pass through of lower gas costs and migration to transportation-only service have no impact on the segment's operating earnings. Natural gas distribution earns all of its margins on the local distribution of gas and none on the resale of the commodity.

Marine Transportation

Operating earnings for the third quarter of 1999 were $6.7 million, a decrease of $1.7 million or 20% from 1999. Operating earnings for the first nine months of 1999 were $15.6 million, down $6.6 million or 30% from the prior year. The decreases for the third quarter and year-to-date reflect higher costs associated with crew labor, port expenses, vessel maintenance and insurance. Drought conditions impacted operations on the lower Mississippi River during the third quarter.

Other Services

Other services' operating losses for the third quarter and fist nine months of 1999 were $1.2 million and $3.7 million, respectively, as compared to losses of $3.0 million and $7.8 million for the comparable periods in 1998. These losses primarily reflect the operations of ServicEdge. Lower operating losses in 1999 primarily reflect a reduction in costs associated with the start-up of ServicEdge.

                                                                 Form 10-Q
                                                                   Page 13

Other

The $2.1 million reduction in the Headquarters operating loss for the third quarter of 1999 primarily reflects the absence of legal and consulting expenses associated with the Essex acquisition in 1998.

Net interest expense for the third quarter and first nine months of 1999 increased by $1.0 million and $.6 million, respectively, primarily reflecting the cash paid for the Colonial Gas acquisition and the issuance of debt by Midland in September 1998, partially offset by interest income on a tax settlement and lower working capital requirements for natural gas distribution during the first part of 1999. The reduced interest expense associated with the Midland's issuance of $75 million of 6.25% (effective rate 7.5%) debt, which replaced $50.0 million of 9.9% Midland debt redeemed in March 1998, was largely offset by a combination of lower interest income due to reduced average investment balances and interest rates.

Other, net for the third quarter of 1999 includes a $3.2 million reduction in the environmental reserve reflecting regulatory clearance of one site, $2.5 million in environmental-related insurance recoveries and a $1.8 million gain on the sale of a towboat. Other, net in 1998 primarily reflects realized gains on investments of $2.9 million for the quarter and $4.5 million year-to-date.

In the first quarter of 1998, Eastern recognized an extraordinary loss of $2.3 million pretax, $1.5 million net, or $.06 per share, on redeeming the Midland debt noted above.

In June 1998 the U.S. Supreme Court held the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") to be unconstitutional as applied to Eastern. The reversal of the Coal Act reserve resulted in an extraordinary gain of $74.5 million pretax, $48.4 million net, or $2.13 per share, in the second quarter of 1998.

Net earnings for the first quarter of 1998 include $8.2 million, or $.36 per share, for the cumulative effect of changing Boston Gas' method of accounting for unbilled revenues to an accrual method.


YEAR 2000 ISSUES

State of Readiness

Eastern has assessed the impact of the year 2000 with respect to its information technology ("IT") and embedded chip systems as well as the Company's exposure to significant third party risks. In such regard, Eastern has completed the replacement or modification of existing systems and technology as required and has taken reasonable steps to assure itself that major customers and critical vendors are also addressing these issues. In addition, Eastern has completed the development and testing of its contingency plans to address major external and internal risks that could potentially impact business operations.

                                                                 Form 10-Q
                                                                   Page 14

With respect to IT systems, natural gas distribution has tested and certified as year 2000 ready all eleven "mission critical" business systems and all eighteen less than critical business systems. Recertification of mission critical systems and integration points has been completed. Conversion and certification testing of all technology infrastructure components has been completed, including mainframe and client server hardware and software, data/voice communications and e-mail systems. All telephone components have been certified as year 2000 ready. All of the Company's desktop hardware, operating system software and applications have been certified as year 2000 ready. To minimize the risk of corruption of previously certified information systems, the Company imposed a freeze on changes to information systems and technology components, effective in early October 1999. The Company expects changes to its production environment to be governed by strict change management procedures and to be limited to emergency production fixes and regulatory-required changes.

With respect to embedded chip systems, the Company has completed its inventory, assessment, remediation and certification testing of all date sensitive components containing embedded chips and is year 2000 ready.

Natural gas distribution has identified material third party relationships and has completed a detailed survey and assessment of third party readiness. A readiness assessment has been completed of all mission critical suppliers and risk mitigation plans developed. The Company has implemented risk mitigation strategies as required. However, there can be no assurance that third party systems, on which the Company's systems rely, will be timely converted or that any such failure to convert by a third party would not have an adverse effect on the Company's operations.

Marine transportation has modified and tested all mainframe-based "mission critical" programs and systems, which are operating on a year 2000 compliant mainframe. Client server and desktop-based systems have also been modified and tested. Data/voice communication and e-mail systems have been tested and replaced where necessary.

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

                                                                 Form 10-Q
                                                                   Page 15

Cost of year 2000 remediation

Natural gas distribution and marine transportation expect the cost of year 2000 compliance to approximate $16.8 million as detailed in the following chart:

                                           Cost through            Expected
     (In millions)                        September 1999       Subsequent Cost
------------------------------------------------------------------------------
Natural Gas Distribution - capitalized        $8.9                  $.2
                         - expensed            4.4                   .8
Marine Transportation    - capitalized         1.3                   .1
                         - expensed            1.0                   .1
                                             -----                -----
Total                                        $15.6                 $1.2
                                             -----                -----
                                             -----                -----

Risks of year 2000 issues

Natural gas distribution and marine transportation operations have assessed the most reasonably likely worst case year 2000 scenario.

Given its efforts to minimize the risk of year 2000 failure by its internal systems and its distribution network control system, natural gas distribution believes its worst case scenario would involve third party failures that impact data and voice communicationproviders, its electricity provider or a pipeline supplier. Scenarios involving one or more of these failures are addressed in detail as part of the Company's business contingency plans.

Similarly, marine transportation believes its worst case scenario would involve third party failures that impact lock and dam operations, rail services for river-served docks and terminals, or telecommunications, electricity and banking services. Major delays to river traffic and customers could result in a loss of revenues. Such failures would require the Company to enact disaster recovery plans, use alternate service providers and seek other routes of navigation, to the extent possible.

Contingency plans

Natural gas distribution has completed the development of business contingency plans concerning year 2000 risks to its internal systems, embedded chips and significant suppliers. An impact analysis of business processes has been completed which identified voice/data communications, electricity and gas supply as the three major sources of risk. Plans have been developed and desk top tests conducted for each risk area. Live drills were successfully conducted to test the Company's ability to deliver critical services in the event of a failure or disruption in voice/data communications.

Marine transportation has completed preparation of a contingency plan, based on an assessment of third party risk. The Company has obtained written and verbal confirmation from providers of critical services as to their year 2000 readiness. To the extent marine transportation believes that any supplier of critical goods or services poses a significant risk of year 2000 failure, the Company has located or identified backup providers.

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

                                                                 Form 10-Q
                                                                   Page 16

FORWARD-LOOKING INFORMATION:

This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of pending mergers and other strategic initiatives on earnings and cash flow, Eastern's ability to successfully integrate its new gas distribution operations, temperatures above or below normal in eastern Massachusetts, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the ultimate profitability of ServicEdge, the functionality of programs and systems in the year 2000, the impact of third parties' year 2000 issues, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.



LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources, is more than sufficient to meet Eastern's 1999 capital expenditure requirements, potential funding of its environmental liabilities, normal debt repayments, anticipated dividends to shareholders and the planned acquisition of EnergyNorth.

Consolidated capital expenditures are budgeted at approximately $85 million, with about 80% at natural gas distribution segment and the balance at marine transportation. In addition, marine transportation has signed a series of long-term operating leases for up to 100 additional new barges for delivery by year end.

On August 16, 1999, Eastern announced that it is beginning the process of evaluating a number of strategic and financial alternatives to enhance shareholder value. The process will include an assessment of its current strategy of consolidating New England gas distribution utilities, as well as consideration of share repurchases and/or other strategic transactions, including joint ventures or sale of all or a portion of the company.

                                                                 Form 10-Q
                                                                   Page 17

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   List of Exhibits


                2       EnergyNorth Merger Agreement, dated as of July 14, 1999.

               10.11.1 Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and J. Atwood Ives.

               10.11.2 Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Fred Raskin.

               10.11.3 Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Walter J. Flaherty.

               10.11.4 Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and L. William Law, Jr.

               10.11.5 Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Boston Gas Company and Chester R. Messer, II.

               10.11.6 Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Midland Enterprises Inc. and J. Mark Cook.

               10.23.1 Amendment, dated as of September 22, 1999, to Eastern's Restricted Stock Plan for Non-Employee Trustees.

                  27.1  Financial Data Schedule.

         (b)      Reports on Form 8-K

                  September 15, 1999 includes proforma financial results reflecting the merger of Colonial Gas into Eastern.

                  August 19, 1999, Eastern announced that it is beginning the process of evaluating strategic and financial alternatives to enhance shareholder value.

                  July 19, 1999, Eastern Enterprises, EE Acquisition Company, and Energy North, Inc. entered into a Plan of Reorganization.

                                                                 Form 10-Q
                                                                   Page 18

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



                                          EASTERN ENTERPRISES



Date:    October 29, 1999                 By /s/ WALTER J. FLAHERTY
                                                 Walter J. Flaherty
                                                 Senior Vice President and
                                                 Chief Financial Officer






Date:    October 29, 1999                 By /S/  JAMES J. HARPER
                                                  James J. Harper
                                                  Vice President and Controller
                                                  (Chief Accounting Officer)