Form 10-K
period 1999-12-31
EASTERN ENTERPRISES
filed 2000-03-10
CIK 311259

================================================================================
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15}D{
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

    Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, but will be contained in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

    The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,571 million as of February 29, 2000.

    There were 27,146,679 shares of Common Stock, par value $1.00 per share, outstanding as of February 29, 2000.

                               ----------------

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the annual report to shareholders for the year ended December 31, 1999 are incorporated by reference into Part II of this Report.

    Portions of the Registrant's 2000 definitive Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 2000 are incorporated by reference into Part III of this Report.

                               ----------------

    Exhibits to Form 10-K and Financial Statement Schedules have been included only in copies of the Form 10-K filed with the Securities and Exchange Commission.
================================================================================

                             EASTERN ENTERPRISES

                          ANNUAL REPORT ON FORM 10-K
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                              TABLE OF CONTENTS

                                                                      PAGE NO.
PART I

    Item 1.        Business                                              10-K/1
                     Natural Gas Distribution                            10-K/1
                     Marine Transportation                               10-K/6
                     General                                             10-K/9

    Item 2.        Properties                                            10-K/9

    Item 3.        Legal Proceedings                                     10-K/9

    Item 4.        Submission of Matters to a Vote of Security
                     Holders                                             10-K/9

PART II

    Item 5.        Market For Registrant's Common Equity and Related
                     Stockholder Matters                                 10-K/10

    Item 6.        Selected Financial Data                               10-K/10

    Item 7.        Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 10-K/10

    Item 8.        Financial Statements and Supplementary Data           10-K/17

    Item 9.        Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                 10-K/40

PART III

    Item 10.       Directors and Executive Officers of the Registrant    10-K/40

    Item 11.       Executive Compensation                                10-K/40

    Item 12.       Security Ownership of Certain Beneficial Owners
                     and Management                                      10-K/40

    Item 13.       Certain Relationships and Related Transactions        10-K/40

PART IV

    Item 14.       Exhibits, Financial Statement Schedules, and
                     Reports on Form 8-K                                 10-K/40

                                    PART I

ITEM 1.  BUSINESS

1(a) GENERAL
    Eastern Enterprises ("Eastern") is an unincorporated voluntary association (commonly referred to as a "Massachusetts business trust") established and existing under a Declaration of Trust dated July 18, 1929, as from time to time amended.

    Eastern's principal subsidiaries are Boston Gas Company ("Boston Gas"), Colonial Gas Company ("Colonial Gas"), Essex Gas Company ("Essex Gas") and Midland Enterprises Inc. ("Midland"). Boston Gas, Colonial Gas and Essex Gas are regulated utilities that distribute natural gas in eastern and central Massachusetts. Midland is engaged in barge transportation, principally on the Ohio and Mississippi river systems. Other subsidiaries include ServicEdge Partners, Inc. ("ServicEdge"), Transgas, Inc. ("Transgas") and AMR Data Corporation ("AMR Data"). ServicEdge offers heating, ventilation and air conditioning ("HVAC") equipment installation and services to customers in eastern Massachusetts. Transgas is the nation's largest over-the-road transporter of liquefied natural gas ("LNG"). AMR Data provides customized automated metering equipment and services primarily to municipal utilities in the Northeast.

    On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation ("KeySpan Energy") for $64.00 in cash per share of Eastern common stock, as described in Note 2 of Notes to Financial Statements. Such information is incorporated herein by reference. The transaction, which is subject to receipt of regulatory approvals and the approval of Eastern shareholders, is expected to close in mid to late 2000, although it is possible that the transaction will not close until 2001.

    In July 1999 Eastern signed a definitive agreement to acquire EnergyNorth, Inc. ("EnergyNorth") for a combination of stock and cash, as described in Note
3. This agreement was amended in November 1999 in connection with the pending acquisition of Eastern by KeySpan Energy, as discussed in Note 3. EnergyNorth is an energy services holding company headquartered in Manchester, New Hampshire. Its subsidiaries distribute natural gas and propane to approximately 85,000 customers in New Hampshire and provide mechanical contracting and HVAC services for commercial, industrial and institutional customers in northern New England.

    On August 31, 1999, Eastern completed the acquisition of Colonial Gas and its subsidiary Transgas by the issuance of 4.2 million shares of Eastern common stock valued at $186 million, cash payments, net of cash acquired, of $150 million, and the assumption of $138 million in long term debt. The transaction was accounted for using the purchase method of accounting, as described in Note 4.

    Eastern provides management services to its operating subsidiaries. Boston Gas, Colonial Gas, Essex Gas and Midland are financed primarily through their own internally generated funds and the issuance of their own funded debt, which is not guaranteed by Eastern. The debt instruments relating to Boston Gas, Colonial Gas, Essex Gas and Midland borrowings generally contain restrictive covenants, including restrictions on the payment of dividends to Eastern. In the opinion of management, none of these restrictions has any material impact upon Eastern and the operations of its subsidiaries.

    The information in this Form 10-K should be read in conjunction with the "Forward-Looking Information" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

1(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
    Information with respect to this item may be found in Note 5.

1(c) DESCRIPTION OF BUSINESS

                           NATURAL GAS DISTRIBUTION

    Eastern's natural gas distribution operations ("LDC group") are comprised of Boston Gas, Colonial Gas and Essex Gas, which together are engaged in the transportation and sale of natural gas to approximately 740,000 residential, commercial, and industrial customers in Boston and 114 other communities in eastern and central Massachusetts. The LDC group also sells natural gas for resale in Massachusetts and other states. Boston Gas serves over 540,000 customers and is the largest natural gas distribution company in New England. Boston Gas has been in business for 177 years and is the second oldest gas company in the United States. Since 1929, all of the common stock of Boston Gas has been owned by Eastern. As described above, Colonial Gas was acquired by Eastern in August 1999 and serves approximately 158,000

                                     10-K/1
customers. Essex Gas was acquired by Eastern in September 1998 and serves approximately 44,000 customers. For definitions of unfamiliar terms, see the Glossary on page Form 10-K/6.

    The LDC group provides local transportation services and gas supply to all customer classes. The LDC group's services are available on a firm and non-firm basis. Firm transportation services and sales are provided under rate tariffs and/or contracts filed with the Massachusetts Department of Telecommunications and Energy ("Department"), that typically obligate the LDC group to provide service without interruption throughout the year. Non-firm transportation services and sales are generally provided to large commercial/ industrial customers who can use gas or another energy source interchangeably. Non-firm services are provided through individually negotiated contracts and, in most cases, the price charged takes into account the price of the customer's alternative fuel.

    The LDC group offers unbundled services to all commercial/industrial users, who are allowed to purchase local transportation from the LDC group separately from the purchase of gas supply, which the customer may buy from third party suppliers. The LDC group views these third party suppliers as partners in marketing gas and increasing throughput and expects to work closely with them to facilitate the unbundling process and ensure a smooth transition, especially in the tracking and processing of transactions. The LDC group has also implemented a program to educate commercial/industrial customers about the opportunity to purchase gas from third party suppliers, while still relying on the utility for delivery. As of December 31, 1999, the LDC group had approximately 4,900 firm transportation customers. The chart below reflects the change in composition of firm throughput as customers migrate from bundled sales to transportation-only service. Service is currently provided to all residential customers on a bundled basis. Unbundled service to residential customers is expected to be offered beginning in April 2000. While the migration of customers to transportation-only service will lower the LDC group's revenues, it has no impact on its operating earnings as the LDC group earns all of its margins on the local distribution of gas and none on the resale of the commodity itself. With gross margins unaffected by migration to transportation-only service, the improvement in gross margin per employee, as shown below, reflects the benefit of productivity programs and acquisition synergies.

(Bar Chart)
                                FIRM THROUGHPUT
                                    (IN BCF)

                           BUNDLED    TRANSPORTATION-
                            SALES          ONLY              Total
                            -----          ----              -----

             1995           101.7          19.4              121.1
             1996           101.9          46.0              147.9
             1997            98.7          50.3              149.0
             1998            85.8          49.4              135.2
             1999            87.5          49.1              136.6

(Bar Chart)
                           GROSS MARGIN PER EMPLOYEE
                                ($ IN THOUSANDS)

                    1995    1996     1997    1998     1999
                    ----    ----     ----    ----     ----
                    $171    $187     $198    $201     $229

(Bar Chart)
                              BOSTON AREA WEATHER
                          % COLDER (WARMER) THAN NORMAL

                    1995    1996     1997    1998     1999
                    ----    ----     ----    ----     ----
                    1.00%   5.00%    3.00%  -9.00%   -5.00%

MARKETS AND COMPETITION
    The LDC group competes with other fuel distributors, particularly oil dealers, throughout its service territory.

GAS THROUGHPUT
    The following table provides information about the LDC group's throughput during the three years 1997-1999, as measured in billions of cubic feet of natural gas at 1,000 Btu per cubic foot ("Bcf"). For comparability, the table below reflects the annual throughput of all three LDCs for all periods. The reduction in throughput from 1997 to 1998 primarily reflects the warmer weather in 1998, as shown in the chart above.

                                     10-K/2

                                                    Years Ended December 31,
                                                    1999      1998      1997
                                                    ----      ----      ----
    Residential                                     54.9      52.9      57.9
    Commercial/Industrial                           35.9      36.4      46.1
    Off-system sales                                 5.5      12.7       7.4
                                                   -----     -----     -----
      Total sales                                   96.3     102.0     111.4
    Transportation of customer-owned gas            63.3      73.0      87.9
    Less: Off-system sales                         (5.6)    (12.7)     (7.4)
                                                   -----     -----     -----
      Total throughput                             154.0     162.3     191.9
                                                   =====     =====     =====
    Firm throughput                                136.6     135.2     149.0
                                                   =====     =====     =====

    The table above excludes the cumulative effect of adopting the accrual method of revenue recognition, as discussed in Note 15. The one-time effect of this change increased residential, commercial/industrial and transportation throughput in 1998 by 3.3 Bcf, 1.4 Bcf and 0.4 Bcf, respectively.

    In 1999 residential customers comprised 91% of the LDC group's customer base, while commercial/industrial customers accounted for the remaining 9%. Volumetrically, residential customers accounted for 36% of total throughput and 40% of firm throughput, while commercial/industrial customers accounted for 64% of total throughput and 60% of firm throughput. Approximately 62% of the commercial/industrial customers' total throughput was local transportation of customer-owned gas. No customer, or group of customers under common control, accounted for more than 2% of total firm revenues in 1999. Firm throughput for Sithe Energies, an independent power generator, accounted for 28% of the total transportation of customer-owned gas.

GAS SUPPLY
    The following table provides information about the LDC group's sources of supply during 1997-1999 in Bcf. For comparability, the table provides sources of supply for all three LDCs for all periods.

                                                 Years Ended December 31,
                                                 1999      1998      1997
                                                 ----      ----      ----
    Natural gas purchases                        86.3      91.3      95.4
    Underground storage                          13.2      14.0      19.1
    LNG purchases                                 4.0       1.6       4.1
                                                -----     -----     -----
      Total purchases                           103.5     106.9     118.6
                                                -----     -----     -----
    Company use, unbilled and other             (7.2)     (4.9)     (7.2)
                                                -----     -----     -----
      Total sales                                96.3     102.0     111.4
                                                =====     =====     =====

    Year to year variations in storage gas and unbilled gas reflect variations in end-of-year customer requirements, due principally to weather. Given the ready availability of supply, the LDC group purchased approximately 80% of its peak pipeline supplies in 1999 under short-term and spot contracts. The balance of peak day pipeline requirements was purchased directly from various producers and marketers pursuant to long-term contracts which have been reviewed and approved by the Department or by the Federal Energy Regulatory Commission ("FERC").

    Pipeline supplies are transported on interstate pipeline systems to the LDC group's service territory pursuant to long-term contracts. FERC-approved tariffs provide for fixed demand charges for the firm capacity rights under these contracts. The daily and annual capacity and the expiration dates of the interstate pipeline contracts that provide firm transportation service to the LDC group's service territory are as follows:

                                             Capacity (in Bcf)
                                           ----------------------     Expiration
Pipeline                                   Daily           Annual        Dates
--------                                   -----           ------        -----
Algonquin Gas Transmission Company
  ("Algonquin")                            0.32              95.1      2000-2012
Tennessee Gas Pipeline Company
  ("Tennessee")                            0.28             103.5      2003-2013
                                           ----             -----
                                           0.60             198.6
                                           ====             =====

                                     10-K/3

    In addition, the LDC group has firm capacity contracts on interstate pipelines upstream of the Algonquin and Tennessee pipelines to transport natural gas purchased by the LDC group from producing regions to the Algonquin and Tennessee pipelines. The expiration dates for these contracts are similar to those included in the above table.

    The LDC group has contracted with pipeline companies and others for the storage of natural gas in underground storage fields located in Pennsylvania, New York, Maryland and West Virginia. These contracts provide for storage capacity of 23.2 Bcf and peak day withdrawal capacity of 0.213 Bcf. The LDC group utilizes its existing pipeline contracts to transport gas from the storage fields to its service territory. Supplemental supplies of LNG and propane are purchased from foreign and domestic sources.

    The LDC group has entered into a portfolio management contract with El Paso Energy Marketing, Inc. ("El Paso"). For a three-year period beginning November 1, 1999, El Paso will provide all of the city gate supply requirements to the LDC group at market prices and will manage certain of the LDCs' upstream capacity, underground storage and firm supply contracts. The Department approved the contract in October 1999.

    Peak day throughput was 0.864 Bcf and 0.766 Bcf in 1999 and 1998, respectively. The LDC group provides for peak period demand through a least-cost portfolio of pipeline, storage and supplemental supplies.

    The LDC group considers its annual and peak day sendout capacity, based on its total supply resources, to be adequate to meet the requirements of its firm customers.

REGULATION
    The LDC group's operations are subject to Massachusetts statutes applicable to regulated gas utilities. Rates, gas purchases, pipeline safety regulations, issuances of securities and affiliated party transactions are regulated by the Department. Rates for firm transportation and sales provided by the LDC group are subject to approval by, and are on file with, the Department. In addition, the LDC group has a cost of gas adjustment clause ("CGAC") which allows for the adjustment of billing rates for firm gas sales to enable it to recover the actual cost of gas delivered to firm customers, including the demand charges for capacity on the interstate pipeline system and certain other charges.

    Boston Gas' rates for local transportation service are governed by a five-year performance-based rate plan approved by the Department in its last rate proceeding in 1996. Boston Gas' local transportation rates are recalculated annually to reflect inflation for the previous 12 months, minus a productivity factor. The plan also provides for penalties if Boston Gas fails to meet specified service quality measures. Rates are capped such that 25% of earnings in excess of a 15% return on ending equity are to be passed back to ratepayers. Similarly, ratepayers are to absorb 25% of any shortfall below a 7% return on ending equity. The final year of the plan ends on October 31, 2002. Boston Gas appealed portions of the Department's performance-based rate plan order to the Massachusetts Supreme Judicial Court ("SJC") in 1997. In an August 1999 decision the SJC vacated the Department order as it relates to the accumulated inefficiencies factor in the productivity factor and the level of service quality penalties. These matters were remanded to the Department for further proceedings. The Department has stated that it would consider in the remand proceedings whether there should be retroactive collection of those charges vacated by the court. The performance-based rate calculation for 1999 resulted in a rate increase of approximately $1.4 million, with no service quality penalties. Boston Gas continues to recover its gas costs under its CGAC.

    Colonial Gas' and Essex Gas' rates for local transportation service are governed by ten-year rate plans approved by the Department in conjunction with its approval of Eastern's acquisition of these companies. These plans immediately reduced rates for Colonial Gas and Essex Gas customers by 2.2% and 5.0%, respectively, reflecting expected gas supply cost savings passed back through the CGAC. The plans freeze base rates through 2009 in the case of Colonial Gas and 2008 in the case of Essex Gas. The freeze on base rates is subject to adjustment only to take into account certain exogenous factors, such as changes in tax laws, accounting changes, or regulatory, judicial or legislative changes. All of Colonial Gas' and Essex Gas' administrative, operations and maintenance functions have been integrated with those of Boston Gas.

    In July 1997 the Department directed all ten Massachusetts investor-owned gas distribution companies ("gas utilities") to undertake a collaborative process with other stakeholders, including third party suppliers, customers and others, to develop common principles under which comprehensive gas service unbundling for all gas consumers might proceed. A settlement on model terms and conditions for unbundled transportation service jointly agreed upon by the collaborative participants was approved by the Department on November 30, 1998. Further, on February 1, 1999, the Department ordered the assignment, for a five-year transition period, of Massachusetts gas utility contractual commitments for

                                     10-K/4
upstream capacity on a mandatory, pro rata basis to marketers selling gas to each gas utility's customers. The mandatory assignment method assures that the costs of upstream capacity purchased by a gas utility to serve firm customers will not be absorbed as stranded costs by the gas utility or its remaining bundled service customers during the five-year transition period. Under the Department's order, during the transition period the gas utilities will retain primary responsibility for upstream capacity planning and procurement to support customer requirements and growth. In year three of the transition period, the Department intends to evaluate the extent to which the upstream capacity market for Massachusetts is workably competitive and shorten or lengthen the transition period accordingly. While the Department's order assures the recoverability of stranded costs, if any, for capacity throughout the transition period, there can be no assurance about the recoverability of subsequent potential stranded costs until the Department has addressed the assignment of capacity after the transition period.

    Eastern was granted an exemption under the Public Utility Holding Company Act of 1935 under Section 3(a)(1) thereof, pursuant to orders of the Securities and Exchange Commission ("SEC") dated February 28, 1955, as amended by orders dated November 3, 1967 and August 28, 1975. Eastern's exemption was confirmed pursuant to orders of the SEC dated September 30, 1998, in conjunction with the Essex Gas acquisition, and August 12, 1999, in conjunction with the Colonial Gas acquisition.

SEASONALITY AND WORKING CAPITAL
    The LDC group's revenues, earnings and cash flows are highly seasonal as the demand for most of its distribution sales and services is for space heating and, therefore, is directly related to variations in temperature conditions. The majority of the LDC group's earnings are generated in the first quarter, with a seasonal loss occurring in the third quarter. Since the bulk of its revenues is billed in the November through April heating season, significant cash flows are generated from late winter to early summer. In addition, while the LDC group pays pipeline demand charges over the entire year, the majority of these charges are billed to customers over the heating season. The lag between payment and billing of demand charges, along with other costs of gas distributed but unbilled, is reflected as deferred gas costs and is financed through short-term borrowings. Short-term borrowings are also required from time to time to finance normal business operations. As a result of these factors, short-term borrowings are generally highest during the late fall and early winter.

ENVIRONMENTAL MATTERS
    The LDC group may have or share responsibility under applicable environmental laws for the remediation of certain former manufactured gas plant sites. Information with respect to environmental matters may be found in
Note 14. Such information is incorporated herein by reference.

EMPLOYEES
    As of December 31, 1999, the LDC group had approximately 1,700 employees, approximately 65% of whom were organized in local unions. Collective bargaining agreements for Colonial Gas expire in 2000 and 2001. Collective bargaining agreements with Boston Gas and Essex Gas expire in 2002.

PROPERTIES
    The LDC group operates six LNG facilities in eastern Massachusetts. These facilities enable the LDC group to purchase and store LNG and, at one facility, to liquefy pipeline gas and store the resultant LNG for use in periods of high demand. The LDC group owns and operates four such facilities. In 1999 the LDC group resolved litigation concerning the other two facilities by entering into a new 15-year lease of the facilities. Substantially all the plant assets of Colonial Gas and Essex Gas are encumbered by indentures under First Mortgage Medium-Term Notes and First Mortgage Bonds.

    On December 31, 1999, the LDC group's distribution system included approximately 10,000 miles of gas mains, 598,000 services and 749,000 active customer meters. A majority of the gas mains consist of cast iron and bare steel pipe, which requires ongoing maintenance and replacement.

    The LDC group's mains and services generally are located on public ways or private property not owned by it. The LDC group's occupation of such property generally is pursuant to easements, licenses, permits or grants of location. Except as stated above, the principal items of property of the LDC group are owned in fee.

    In 1999, the LDC group's capital expenditures were $69.3 million. Capital expenditures were principally made for system replacement, system expansion to meet customer demand, and productivity

                                     10-K/5
enhancement initiatives. The LDC group plans to spend approximately $95 million for similar purposes in 2000. The increase in large part reflects the acquisition of Colonial Gas.

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

LDC GROUP -- Boston Gas, Colonial Gas and Essex Gas, together.

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

UNBUNDLED SERVICE -- Service that is offered and priced separately, e.g., segregating the cost of the gas commodity delivered to an LDC's service territory from the cost of local transportation service. Other unbundled services may involve daily or monthly balancing, back-up or stand-by services and pooling. With unbundled services, customers can pick and choose among the offered services.

                            MARINE TRANSPORTATION
    The marine transportation segment is comprised of Midland Enterprises Inc. and its wholly-owned operating subsidiaries (together "Midland"), which are engaged in the operation of a fleet of towboats and barges, principally on the Ohio and Mississippi rivers and their tributaries, the Gulf Intracoastal Waterway and the Gulf of Mexico. Midland transports dry bulk commodities, a major portion of which is coal. Midland also operates a boat and barge repair facility, a coal dumping terminal, a phosphate rock and phosphate chemical fertilizer terminal, cargo transfer facilities and provides refueling and barge fleeting services.

                                     10-K/6

SALES
    Midland transported 60.0 million, 59.9 million and 57.0 million tons in 1999, 1998 and 1997, respectively. Tonnage in 1999 was essentially unchanged from 1998 as increased non-coal shipments were offset by a 4% decrease in coal shipments. Tonnage in 1998 grew 5% from 1997 as a result of increased shipments to contract coal customers and new aggregate business acquired in 1998, partly offset by lower grain and export coal demand.

    Ton miles are the product of tons and distance transported. The chart below, at left depicts ton miles by commodity for the period 1995-1999. The downward trend in coal ton miles reflects the continuing weakness in demand for long-haul export coal transportation markets. Conversely, the increase in grain ton miles in 1999 reflects increased demand for long-haul export grain transportation.

(Bar Chart)
                             TON MILES BY COMMODITY
                                 (IN BILLIONS)

                             Coal          Grain         Other
                             ----          -----         -----
              1995          15.20          5.20          16.40
              1996          15.70          4.80          15.60
              1997          13.60          4.50          15.00
              1998          13.30          3.70          15.10
              1999          12.60          5.00          15.40

"Other" includes iron, scrap steel, sand, stone, gravel, coke, phosphate, alumina, towing for others and miscellaneous other dry cargo.

(Bar Chart)
                           REVENUE & COST PER TON MILE
                                   (IN MILLS)

                            1995     1996     1997     1998     1999
                            ----     ----     ----     ----     ----
        Revenue             $7.1     $7.4     $7.1     $7.1     $7.1
        Cost                $5.7     $6.0     $6.2     $6.5     $6.6

(Bar Chart)
                             BARGE FLEET ADDITIONS

                            1995     1996     1997     1998     1999
                            ----     ----     ----     ----     ----
        Gross                50       175      58       152      130
        Net                 (24)       76    (128)      112       22

    In 1999 ton miles increased 3% reflecting increased exports of grain and imports of steel-related products, both of which increased the average trip length. In 1998 ton miles declined 3% primarily due to an 8% decline in the average length of haul, resulting from lower long-haul coal and grain export tonnage. In addition to changes in ton miles transported, Midland's revenues and net earnings are affected by other factors such as competition, operating conditions and the segment of the river system traveled. For the first half of 1999, operations generally experienced normal seasonal weather patterns; however, drought conditions negatively affected operations in the latter half of the year. In 1998, multiple tropical storms, flooding and lock delays adversely affected operations.

    The following table summarizes Midland's backlog of transportation and terminaling business under multi-year contracts:

                                                          December 31,
                                                        1999         1998
                                                        -----       -----
    Tons (in millions)                                  155.6        128.4
    Revenues (in millions)                             $537.9       $496.6
    Portions of revenue backlog not expected to
      be filled within the current year                   80%         74%

    The 1999 revenue backlog (which is based on contracts that extend beyond December 31, 2000) is shown at prices in effect on December 31, 1999, which are generally subject to escalation/de-escalation adjustments. Since services under many of the multi-year contracts are based on customer requirements, Midland has estimated its backlog based on its forecast of the anticipated requirements of these contract customers. The 21% increase in tonnage backlog from 1998 mainly reflects new multi-year agreements, in addition to extended terms on current multi-year contracts. Partially offsetting these increases are expiring terms of current multi-year contracts as they draw closer to maturity, including those excluded from the calculation as they enter their final year. The revenue backlog increased 8%, as the increase in backlog tonnage was partly offset by a shift in the forecast tonnage to shorter-haul shipments which are priced lower on a per ton basis. Electric utilities, which traditionally have entered into multi-year transportation and coal supply agreements, have generally shortened the term of agreements for a variety of reasons, such as uncertainty caused by the Clean Air Act requirements and increasing competitive pressures resulting from the ongoing deregulation of the electric power industry. These factors have also led to changes in the sourcing of coal by utilities, leading to changes in traffic patterns.

                                     10-K/7

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

COMPETITION
    Midland's marine transportation business competes on the basis of price, service and equipment quality and availability. Midland's primary competitors include other barge lines and railroads. There are a number of companies offering transportation services on the waterways served by Midland. Price competition between barge lines intensifies in periods when barge supply exceeds demand. During the past few years, barge supply has increased as the industry has built more barges than it has retired. The level of long-haul export tonnage delivered to the Gulf of Mexico from the Ohio and upper Mississippi rivers is a key component of barge demand. Grain and coal exports are affected by the strength of the U.S. dollar, volatility of foreign economies and changes in the level of foreign competition. In recent years, export coal shipments have declined significantly due to these factors. While grain exports increased in 1999, they have been below historic levels. Increased imports of ores, cement and other raw materials through the Gulf offset some of the export market weakness. These issues have continued to create strong competition for domestic business and have contributed to the erosion of margins reflected in the chart depicting revenue and cost per ton mile.

    In 1999 and 1998 the revenues from an operating subsidiary of Cinergy Corp. and the combined revenues from two operating subsidiaries of The Southern Company each accounted for more than 10% of Midland's consolidated revenues under multi-year coal transportation agreements. In 1997 a subsidiary of Cinergy Corp. accounted for approximately 10% of Midland's consolidated revenues. No other customer, or group of customers under common control, accounted for more than 10% of revenues in 1999, 1998 or 1997. On the basis of past experience and its competitive position, Midland considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen. Midland's multi-year transportation and terminaling contracts expire at various dates from March 2001 through June 2010. During 1999, approximately 52% of Midland's revenues resulted from multi-year contracts. A substantial portion of the contracts provide for rate adjustments based on changes in various costs, including diesel fuel costs, but the effect of these adjustments is not immediate and Midland remains at risk for fuel price volatility on other contracts and spot business. In addition, contracts contain "force majeure" clauses that excuse performance by the parties to the contracts when performance is prevented by circumstances beyond their reasonable control. Many of these contracts also have provisions for termination for specified causes, such as material breach of contract, environmental restrictions on the burning of coal, or loss by the customer of an underlying commodity supply contract. Penalties for termination for such causes are not generally specified. However, some contracts provide that in the event of an uncured material breach by Midland that results in termination of the contract, Midland would be responsible for reimbursing the customer for the differential between the contract price and the cost of substituted performance.

    Improvements in operating efficiencies have permitted barge operators to maintain comparatively low rate structures. Consequently, the barge industry has generally been able to retain its competitive position with alternate methods, primarily railroads, for the transportation of bulk commodities, particularly when the origin and destination of such movements are contiguous to navigable waterways.

    Towboats, such as those operated by Midland, are capable of moving in one tow (barge configuration) approximately 22,500 tons of cargo (equivalent to 225 one hundred-ton capacity railroad cars) on the Ohio River and upper Mississippi River, which are locking rivers, and approximately 60,000 tons (equivalent to 600 one hundred-ton capacity railroad cars) on the lower Mississippi River, where there are no locks to transit. Barge transportation costs per ton mile are generally well below those of railroads.

ENVIRONMENTAL MATTERS
    Midland is subject to the provisions of the Federal Water Pollution Control Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, the Superfund Amendment and Reauthorization Act, the Resource Conservation and Recovery Act of 1976 and the Oil Pollution Act of 1990 which permit the Coast Guard and the Environmental Protection Agency to assess penalties and

                                     10-K/8
clean-up costs for oil, hazardous substances, and hazardous waste discharges. Midland is further subject to comparable state environmental statutes in the states where it operates. Some of these acts also allow third parties to seek damages for losses caused by such discharges. Compliance with these acts has had no material effect on Midland's capital expenditures, earnings, or competitive position, and no such effect is currently anticipated.

PROPERTIES
    As of December 31, 1999, Midland operated 2,436 dry cargo barges and 86 towboats. Approximately half of this equipment is either mortgaged to secure Midland's equipment financing obligations or chartered under long-term leases from third parties.

    In 1999, Midland's capital expenditures were $18.4 million. These expenditures were made principally for the purchase of new dry cargo barges, terminal facilities and information system improvements. In addition, in 1999 Midland acquired 97 new dry cargo barges under long-term operating leases. About 23% of Midland's barge fleet is less than five years old, as reflected in the chart of barge fleet additions. In 2000 Midland expects to spend approximately $10 million for capital equipment, primarily for information systems and equipment renovations and Midland expects to enter into additional long-term operating leases for 50 to 100 new dry cargo barges.

EMPLOYEES
    As of December 31, 1999, Midland employed approximately 1,400 persons, of whom approximately 31% are represented by labor unions. Collective bargaining agreements expire in 2000 through 2002.

                                   GENERAL
ENVIRONMENTAL MATTERS
    Certain information with respect to Eastern's compliance with federal and state environmental statutes may be found in Item 1(c) under "Natural Gas Distribution" and "Marine Transportation" and Note 14.

EMPLOYEES
    Eastern and its wholly-owned subsidiaries employed approximately 3,300 employees at December 31, 1999.

ITEM 2.  PROPERTIES
    Information with respect to this item may be found in Item 1(c) under "Natural Gas Distribution" and "Marine Transportation." Such information is incorporated herein by reference.

ITEM 3.  LEGAL PROCEEDINGS
    Information with respect to certain legal proceedings may be found in Note 14 and in Item 1(c) hereof under "Natural Gas Distribution" and "Marine Transportation." Such information is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    No matter was submitted to a vote of security holders in the fourth quarter of 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT
GENERAL
    The table below identifies the executive officers of Eastern, who are appointed annually and serve at the pleasure of Eastern's Trustees.

                                                                                                                        Office Held
      Name                               Title                                                                 Age         Since
      ----                               -----                                                                 ---      -----------
J. Atwood Ives               Chairman and Chief Executive Officer                                               63          1991
Fred C. Raskin               President and Chief Operating Officer                                              51          1998
Walter J. Flaherty           Executive Vice President and Chief Financial Officer                               51          1999
J. Mark Cook                 Senior Vice President, President of Midland                                        56          1998
L. William Law, Jr.          Senior Vice President, General Counsel and Secretary                               55          1995
Chester R. Messer            Senior Vice President, President of Boston Gas, Colonial Gas and Essex Gas         58          1988

                                     10-K/9

BUSINESS EXPERIENCE
    J. Atwood Ives joined Eastern in 1991 as Chairman and Chief Executive Officer. He has served as a Trustee of Eastern since 1989.

    Fred C. Raskin was Senior Vice President and President of Midland from 1991 until returning to Eastern in 1998 as President and Chief Operating Officer. He has been an employee of Eastern or its subsidiaries since 1978.

    Walter J. Flaherty was elected Executive Vice President and Chief Financial Officer in August 1999. He was Senior Vice President - Administration of Boston Gas from 1988 until joining Eastern in 1991 as its Senior Vice President, Chief Administrative Officer and Chief Financial Officer. He has been an employee of Eastern or its subsidiaries since 1971.

    J. Mark Cook was elected Senior Vice President and President of Midland in 1998. He was President of Cyprus Foote Mineral Company from 1996 to 1998. He was Chairman and President of Cyprus Australia Coal Company from 1995 to 1996. He was Senior Vice President, Western Operations for Cyprus Amax Coal Company from 1993 to 1994.

    L. William Law, Jr. has been General Counsel and Secretary of Eastern since 1987. He has been an employee of Eastern or its subsidiaries since 1975.

    Chester R. Messer has been President of Boston Gas since 1988 and an employee since 1963. He became President of Colonial Gas and Essex Gas when each was acquired.

                                   PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Eastern's common stock is traded on the New York, Boston and Pacific Stock
Exchanges (ticker symbol EFU). The approximate number of shareholders at December 31, 1999 was 7,000.

    Information with respect to this item may be found in the sections captioned "Dividends Declared Per Share" and "Stock Price Range" appearing on the inside back cover of the annual report to shareholders for the year ended December 31, 1999. Such information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA
    Information with respect to this item may be found in the section captioned "Six-Year Financial Review" appearing on page 20 of the annual report to shareholders for the year ended December 31, 1999. Such information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following commentary should be read in conjunction with the Consolidated Financial Statements and accompanying Notes to Financial Statements.

    On November 4, 1999, Eastern signed a definitive agreement to be acquired by KeySpan Corporation ("KeySpan") for $64.00 per share in cash, as described in Note 2 of Notes to Financial Statements. Such information is incorporated herein by reference. The transaction, which is subject to receipt of regulatory approvals and the approval of Eastern shareholders, is expected to close in mid to late 2000, although it is possible the merger will not close until 2001.

    In July 1999 Eastern signed a definitive agreement to acquire EnergyNorth, Inc. ("EnergyNorth"), an energy services holding company whose subsidiaries distribute natural gas and propane to approximately 85,000 customers in New Hampshire and provide mechanical contracting and HVAC services for commercial, industrial and institutional customers in northern New England. The July agreement provided for a combination of stock and cash as the merger consideration, but the agreement was amended in November 1999 in connection with the pending acquisition of Eastern by KeySpan, as discussed in Note 3. If the KeySpan agreement is not terminated, Eastern will acquire EnergyNorth for approximately $203 million in cash simultaneously with Eastern's merger with KeySpan. If the KeySpan agreement is terminated, Eastern will acquire EnergyNorth for approximately $78 million in cash and 1.7 million Eastern shares, subject to adjustment under a collar arrangement. The merger, which is subject to satisfactory regulatory approvals and the approval of EnergyNorth shareholders, is expected to close in mid to late 2000, although it is possible the merger will not close until 2001. The merger is expected to be tax free to Eastern whether or not the KeySpan agreement is terminated.

    Eastern's acquisition of Colonial Gas Company ("Colonial Gas") on August 31, 1999 has been accounted for under the purchase method of accounting as discussed in Note 4. Accordingly, Eastern's financial statements include Colonial Gas' financial information from the date of acquisition. The operations

                                     10-K/10
of Colonial Gas, a regulated utility, are combined with those of Boston Gas and Essex Gas and are presented herein as natural gas distribution (LDC group). Midland Enterprises is reported as marine transportation. Other services include the results of ServicEdge Partners, Inc. ("ServicEdge"), Transgas Inc. ("Transgas"), which was acquired as part of Colonial Gas, and AMR Data Corp. ("AMR Data").

1999 COMPARED TO 1998
    The Company reported net earnings of $55.1 million, or $2.27 per share, in 1999, compared to net earnings of $106.0 million, or $4.67 per share, in 1998. (Per share figures are presented on a diluted basis, as described in Note 1.) Excluding extraordinary items described in Notes 6 and 16 and the cumulative effect of an accounting change described in Note 15 from 1998 results, Eastern's earnings and earnings per share increased 8% and 1%, respectively, from $50.8 million and $2.24 per share in 1998.

    (In millions)                    1999          1998         Change
                                    -----         -----         ------
    REVENUES
      Natural gas distribution      $690.8        $667.1         3.6%
      Marine transportation          267.3         261.1         2.4%
      Other services                  20.6           7.1          nm
                                    ------        ------
        Total                       $978.7        $935.3         4.6%
                                    ======        ======

    The increase in consolidated revenues from 1998 to 1999 primarily reflects the acquisition of Colonial Gas and colder weather, partially offset by lower gas costs, lower non-firm sales and customer migration from firm gas sales to transportation-only service.

    (In millions)                    1999          1998         Change
                                    -----         -----         ------
    OPERATING EARNINGS
      Natural gas distribution      $101.4        $ 88.9        14.1%
      Marine transportation           21.1          26.6       (20.7)%
      Other services                  (2.9)         (9.0)       67.8%
      Headquarters                    (6.2)         (6.1)       (1.6)%
                                    ------        ------
        Total                       $113.4        $100.4        12.9%
                                    ======        ======

    The increase in consolidated operating earnings from 1998 to 1999 primarily reflects the acquisition of Colonial Gas, colder weather and the absence of startup costs associated with ServicEdge, partially offset by higher operating costs for marine transportation.

NATURAL GAS DISTRIBUTION ("LDC GROUP")
    The LDC group includes the operations of Boston Gas, Colonial Gas and Essex Gas, as discussed in Note 5. Revenues in 1999 increased $23.7 million, compared to 1998, primarily reflecting the acquisition of Colonial Gas ($54 million), colder weather ($26 million) and throughput growth ($10 million), partially offset by lower gas costs ($28 million), lower interruptible sales ($20 million) and the migration of customers from firm sales to transportation-only service ($12 million). The impact of Essex Gas' revenue recognition and the conforming of its historical periods with those of Eastern increased 1998 revenues and operating earnings by $9 million and $4 million, respectively, reflecting the 1998 inclusion of Essex Gas' operations for December 1997 and the exclusion of its operations for September 1998, as described in Note 4. Weather for 1999 was 5% colder than 1998 but 5% warmer than normal. The revenue decrease associated with customer migration and lower gas costs has no impact on operating earnings as the LDC group earns all of its margins on the local distribution of gas and none on the sale of the commodity or the passthrough of gas costs.

    LDC group operating earnings in 1999 increased $12.5 million, as the acquisition of Colonial Gas ($11 million), the impact of colder weather ($7 million), and throughput growth ($4 million) were partially offset by higher controllable costs ($6 million) and the aforementioned Essex Gas accounting treatment and fiscal periods ($4 million). A $2 million charge for an early retirement program at Boston Gas related to the integration of Colonial Gas operations was partially offset by lower expenses, principally bad debt expense, reflecting improved collection experience.

MARINE TRANSPORTATION
    Revenues in 1999 increased $6.2 million, reflecting higher ton mile production due to increased demand for shipments of grain exports and backhaul imports of steel-related products to the Ohio River

                                     10-K/11

Valley. Partially offsetting was a continued decline in export coal shipments due to the non- competitiveness of U.S. coal prices in world markets. Domestic spot and utility contract coal shipments also trended lower, as mild weather and high stockpiles reduced electric utility demand.

    Tonnage transported in 1999 was unchanged from 1998, while ton miles increased 3% as a result of an increase in average trip length due to the additional long-haul grain and import tonnage discussed above. Total coal tonnage and ton miles both declined 4%, reflecting weaker export and spot shipments. Non-coal tonnage and ton miles both increased 8% due to the increased grain and import tonnage.

    Operating conditions were improved as compared to 1998, however, drought conditions significantly hampered operations during the last half of 1999. Operating expenses increased 6% over the prior year, reflecting rising costs associated with crew labor, port expenses, vessel maintenance and insurance. The purchase of new barges and other capital improvements increased depreciation and property taxes. As a result of these items, operating earnings declined $5.5 million from 1998.

OTHER SERVICES
    Other services consist of the operations of ServicEdge, which accounts for the majority of the revenues, Transgas, which was acquired as part of Colonial Gas on August 31, 1999, and AMR Data. The decrease in the operating loss from $9.0 million in 1998 to $2.9 million in 1999 primarily reflects the absence of startup costs for ServicEdge, which commenced operations in 1998, and profitable operations at Transgas and AMR Data.

HEADQUARTERS
    The increase in Headquarters' unallocated expenses in 1999 reflects KeySpan transaction costs of $2.4 million, partially offset by the absence of $1.2 million in Essex Gas transaction costs and lower consulting costs incurred in 1998.

OTHER
    The $5.2 million increase in net interest expense primarily reflects the assumption of debt and cash paid in the Colonial Gas acquisition and the issuance of debt by Midland in September 1998, partially offset by interest income on a tax settlement and lower working capital requirements for natural gas distribution during the first part of 1999.

    Other, net in 1999 includes a $3.2 million reduction in the environmental reserve reflecting regulatory clearance of one site, $2.5 million in environmental-related insurance recoveries and a $1.8 million gain on the sale of a towboat. Other, net in 1998 primarily reflects realized gains on investments.

    The increase in Eastern's effective tax rate from 36% in 1998 to 40% in 1999 reflects the capital loss utilization available in 1998 and the non-deductibility of KeySpan merger expenses and Colonial goodwill amortization.

    In the first quarter of 1998, Eastern recognized an extraordinary loss of $2.3 million pretax, $1.5 million net, or $.06 per share, on redeeming Midland debt, as described in Note 6.

    In June 1998 the U.S. Supreme Court held the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") to be unconstitutional as applied to Eastern. The reversal of the Coal Act reserve resulted in an extraordinary gain of $74.5 million pretax, $48.4 million net, or $2.13 per share, in the second quarter of 1998, as described in Note 16.

    Net earnings for the first quarter of 1998 include $8.2 million, or $.36 per share, for the cumulative effect of changing Boston Gas' method of accounting for unbilled revenues to an accrual method, as described in Note 15.

                                     10-K/12

1998 COMPARED TO 1997

    (In millions)                   1998          1997         Change
                                    ----          ----         ------
    REVENUES
      Natural gas distribution     $667.1       $  754.5      (11.6)%
      Marine transportation         261.1          269.2       (3.0)%
      Other services                  7.1             -          nm
                                   ------       --------
        Total                      $935.3       $1,023.7       (8.6)%
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

NATURAL GAS DISTRIBUTION
    Revenues in 1998 decreased $87.4 million, compared to 1997, primarily reflecting warmer weather ($50 million), the migration of customers from firm sales to transportation-only service ($22 million), lower gas costs ($17 million), and the absence of a 1997 nonrecurring increase in revenues ($9 million) related to a change in the recovery mechanism for the portion of bad debts associated with gas costs. Growth in throughput was partially offsetting. Weather for calendar 1998 was 9% warmer than normal and 13% warmer than 1997.

    Operating earnings in 1998 increased $1.1 million, as lower operating costs ($9 million), throughput growth ($4 million), and modestly higher average rates were mostly offset by the negative impact of warmer weather ($16 million) and higher depreciation expense. The decrease in operating costs primarily reflects weather-related reductions and continued cost control measures, as well as the absence of a $9 million charge related to Boston Gas' decision to exit the gas appliance service business in 1997. The operating earnings impact of this latter charge was essentially offset by the absence of the nonrecurring revenue increase related to the bad debt recovery mechanism, as described above.

MARINE TRANSPORTATION
    Revenues in 1998 decreased $8.1 million, reflecting lower ton mile production and lower rates resulting from weaker market conditions. A strong U.S. dollar and economic problems in Asia combined to significantly reduce long-haul export coal and grain demand, which in turn created excess barge capacity and placed downward pressure on rates.

    Tonnage transported in 1998 increased 5% over 1997, while ton miles declined 3% due to shorter average trip lengths, primarily reflecting the reduced long-haul export tonnage. Total coal tonnage increased 8% with coal tonnage shipped under multi-year contracts to utility customers increasing 12%. Coal ton miles declined 3%, however, due to the decline in long-haul export coal shipments.

    Extreme adverse weather conditions significantly increased operating costs and reduced productivity. Operating difficulties disrupted traffic patterns, lowered fleet productivity and materially increased operating expenses. Lower fuel prices, which dropped 23% per gallon in 1998, were partly offsetting. Reflecting these operating and market issues, operating earnings declined $8.0 million from 1997.

OTHER SERVICES
    Revenues of $7.1 million primarily reflect the results of ServicEdge, which commenced operations in 1998. The operating loss of $9.0 million primarily reflects costs associated with the startup of ServicEdge.

                                     10-K/13

OTHER
    The $2.4 million reduction in net interest expense reflects the use of short-term investments for the redemption and issuance of Midland debt in 1998.

    The $9.6 million increase in other, net reflects increased realized gains on investments in 1998 and the absence of a charge recorded in 1997 to reflect Eastern's share of a former joint venture's operating losses, as reflected in
Note 12. Eastern's effective tax rate in 1998 was 36%. In 1997 the rate was 33%, primarily because of adjustments relating to prior year returns, as described in Note 13.

    Net earnings for 1998 include an extraordinary gain on the reversal of the Coal Act reserve, an extraordinary loss on the redemption of Midland debt and the cumulative effect of an accounting change for Boston Gas, as described above.

YEAR 2000 ISSUES

TRANSITION TO YEAR 2000
    Eastern experienced no significant issues as a result of the transition from December 31, 1999 to January 1, 2000.

    Natural gas distribution transitioned into year 2000 without incident or disruption to the gas distribution network, customer services or production systems.

    Marine transportation experienced no significant year 2000 related problems or operational disruptions. A few minor program errors to non-critical systems were identified and corrected.

    Eastern and its operating subsidiaries will continue to monitor in-house information systems through the end of the first quarter of 2000.

COST OF YEAR 2000 REMEDIATION
    Eastern's cost incurred to achieve year 2000 compliance was approximately $17.3 million as detailed in the following chart:

        (In millions)
        -----------------------------------------------------------
        Natural gas distribution: capitalized                 $10.5
                                  expensed                      4.4
        Marine transportation:    capitalized                   1.4
                                  expensed                      1.0
                                                              -----
        Total                                                 $17.3
                                                              =====
    Included above are the costs of purchased software and hardware, consulting and the value of internal staff time. Capitalized projects have resulted in added functionality while addressing year 2000 issues. The company does not expect to incur any further significant year 2000 related costs.

FORWARD-LOOKING INFORMATION
    This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

    Investors should be aware of important factors that could cause actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of the pending mergers with KeySpan and EnergyNorth, Eastern's ability to successfully integrate its new gas distribution operations, temperatures above or below normal in eastern Massachusetts, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, uncertainties regarding the profitability of ServicEdge, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.

LIQUIDITY AND CAPITAL RESOURCES
    Management believes that projected cash flow from operations, in combination with currently available resources, will be more than sufficient to meet Eastern's 2000 capital expenditure and working capital requirements, potential funding of its environmental liabilities, normal debt repayments and

                                     10-K/14
anticipated dividends to shareholders. Management expects KeySpan to provide the funds needed for the acquisition of EnergyNorth. If the KeySpan agreement is terminated, management expects the EnergyNorth acquisition to be funded through a combination of internal sources and additional borrowings.

    In addition to cash and marketable investments of $44.3 million at December 31, 1999, Eastern and its subsidiaries maintain $145 million of borrowing capacity under revolving credit agreements, plus uncommitted lines, all of which are available for general corporate purposes. At December 31, 1999, there were borrowings of $80.2 million outstanding under these facilities.

    To meet working capital requirements which reflect the seasonal nature of its business, natural gas distribution had outstanding $80.2 million of short-term borrowings at December 31, 1999, an increase of $42.4 million from the prior year, primarily reflecting the acquisition of Colonial Gas. In addition, natural gas distribution maintains bank credit agreements of up to $110 million to finance its inventory of gas supplies. At December 31, 1999, natural gas distribution had outstanding $70.3 million of gas inventory financing for this purpose, of which $16.3 million is reflected in current debt.

    Eastern's capital structure is depicted in the chart below. The Company expects to continue its policy of capitalizing its LDC group and Midland with approximately equal amounts of equity and long-term debt. Boston Gas, Colonial Gas and Midland currently maintain "A" ratings with the major rating agencies.

(Bar Chart)
                               CAPITAL STRUCTURE
                                ($ IN MILLIONS)
                  1995          1996          1997          1998         1999
                  ----          ----          ----          ----         ----
Debt            $379.02       $367.68       $371.49       $385.52      $  515.23
Equity           426.47        461.01        484.47        546.07         754.63
                -------       -------       -------       -------      ---------
Total Capital   $805.49       $828.69       $855.96       $931.59      $1,269.86

(Bar Chart)
                              OPERATING CASH FLOW
                                ($ IN MILLIONS)

                 1995      1996       1997      1998       1999
                 ----      ----       ----      ----       ----
                $127.6    $131.7     $127.2    $126.3     $136.5

(Bar Chart)
             CAPITAL EXPENDITURES AND DEPRECIATION AND AMORTIZATION
                                ($ IN MILLIONS)

CAPITAL EXPENDITURES:                 1995      1996     1997      1998     1999
                                     -----    ------    -----    ------    -----
Natural Gas                          $64.3    $ 66.5    $62.3    $ 66.2    $69.3
Marine Transportation                 20.9      47.9     25.7      46.6     18.4
                                     -----    ------    -----    ------    -----
Total                                $85.2    $114.4    $88.0    $112.8    $87.7

DEPRECIATION AND AMORTIZATION         1995      1996     1997      1998     1999
                                     -----    ------    -----    ------    -----
Natural Gas                          $40.8    $ 44.3    $47.8    $ 50.9    $55.8
Marine Transportation                 22.9      22.6     22.7      23.8     24.3
                                     -----    ------    -----    ------    -----
Total                                $63.7    $ 66.9    $70.5    $ 74.7    $80.1

    Operating cash flow was $136.5 million in 1999, reflecting a steady increase in depreciation and amortization which has grown 27% from 1995 to 1999. Over this period, Eastern's capital expenditures were nearly $500 million and exceeded depreciation and amortization by approximately $130 million.

    Consolidated capital expenditures for 2000 are budgeted at approximately $107 million, with about 90% at Eastern's LDC group and the balance at Midland.

                                     10-K/15

OTHER MATTERS
    Eastern is aware of certain non-utility sites, associated with former operations, for which it may have or share responsibility for environmental remediation or ongoing maintenance. Eastern has a reserve with a balance of approximately $20 million at December 31, 1999, to cover the remediation and maintenance costs of these sites, the principal of which is a former coal tar processing facility in Everett, Massachusetts, as described in Note 14. While Eastern has provided reserves to cover the estimated probable costs of remediation and maintenance for environmental sites based on the information available at the present time, the extent of Eastern's potential liability at such sites is not yet determined.

    Eastern's natural gas distribution operations, like many other companies in the natural gas industry, are parties to government proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas, Colonial Gas and Essex Gas may have or share responsibility under applicable environmental law for remediation of 28 such sites, as described in Note 14.

    Boston Gas, Colonial Gas and Essex Gas are aware of 30 other MGP sites within their service territories. A subsidiary of New England Electric System has provided full indemnification to Boston Gas with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas, Colonial Gas or Essex Gas has or shares responsibility for remediating any of these other sites. No notice of responsibility has been issued to Boston Gas, Colonial Gas or Essex Gas for any of these sites from any governmental authority.

                                     10-K/16

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        INDEX TO FINANCIAL STATEMENTS

                                                                      PAGE NO.
Consolidated Statements of Operations                                  10-K/18

Consolidated Balance Sheets                                            10-K/19

Consolidated Statements of Cash Flows                                  10-K/20

Consolidated Statements of Shareholders' Equity                        10-K/21

Notes to Financial Statements                                          10-K/22

Unaudited Quarterly Financial Information                              10-K/38

Report of Independent Public Accountants                               10-K/39

Management's Report on Responsibility                                  10-K/39

                                     10-K/17

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Years Ended December 31,
(In thousands, except per share amounts)                   1999                  1998                   1997
-----------------------------------------------------------------------------------------------------------------
REVENUES                                                   $978,702              $935,264              $1,023,740
OPERATING COSTS AND EXPENSES:
    Operating costs                                         665,422               640,792                 715,066
    Selling, general and administrative expenses            118,468               118,546                 122,035
    Depreciation and amortization                            81,373                75,521                  71,322
                                                           --------              --------              ----------
OPERATING EARNINGS                                          113,439               100,405                 115,317

OTHER INCOME (EXPENSE):
    Interest income                                           7,964                 7,582                   8,997
    Interest expense                                        (39,136)              (33,584)                (37,411)
    Other, net                                                8,980                 5,591                  (4,033)
                                                           --------              --------              ----------
EARNINGS BEFORE INCOME TAXES                                 91,247                79,994                  82,870
Provision for income taxes                                   36,154                29,166                  26,954
                                                           --------              --------              ----------
EARNINGS BEFORE EXTRAORDINARY ITEMS AND ACCOUNTING
CHANGE                                                       55,093                50,828                  55,916
Extraordinary items, net of tax:
    Reversal of Coal Act reserve                                  -                48,425                       -
    Loss on early extinguishment of debt                          -                (1,465)                      -
Cumulative effect of accounting change, net of tax                -                 8,193                       -
                                                           --------              --------              ----------
NET EARNINGS                                               $ 55,093              $105,981              $   55,916
                                                           ========              ========              ==========
BASIC EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEMS
  AND ACCOUNTING CHANGE                                       $2.28                 $2.26                   $2.50
Extraordinary items, net of tax:
    Reversal of Coal Act reserve                                  -                  2.16                       -
    Loss on early extinguishment of debt                          -                  (.07)                      -
Cumulative effect of accounting change, net of tax                -                   .37                       -
                                                              -----                 -----                   -----
BASIC EARNINGS PER SHARE                                      $2.28                 $4.72                   $2.50
                                                              =====                 =====                   =====
DILUTED EARNINGS PER SHARE BEFORE EXTRAORDINARY ITEMS
  AND ACCOUNTING CHANGE                                       $2.27                 $2.24                   $2.49
Extraordinary items, net of tax:
    Reversal of Coal Act reserve                                  -                  2.13                       -
    Loss on early extinguishment of debt                          -                  (.06)                      -
Cumulative effect of accounting change, net of tax                -                   .36                       -
                                                              -----                 -----                   -----
DILUTED EARNINGS PER SHARE                                    $2.27                 $4.67                   $2.49
                                                              =====                 =====                   =====

                     The accompanying notes are an integral part of these financial statements.

                                                      10-K/18

                                          CONSOLIDATED BALANCE SHEETS

                                                                            December 31,
(In thousands)                                                      1999                    1998
-----------------------------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:
    Cash and short-term investments                                $   44,332              $  159,836
    Receivables, less reserves of $18,860 in 1999 and $17,070
      in 1998                                                         135,409                 105,133
    Inventories                                                        74,555                  55,867
    Deferred gas costs                                                 64,503                  54,065
    Other current assets                                                5,008                   5,689
                                                                   ----------              ----------
        TOTAL CURRENT ASSETS                                          323,807                 380,590

PROPERTY AND EQUIPMENT, AT COST                                     2,197,156               1,722,603
    Less--accumulated depreciation                                    906,953                 746,992
                                                                   ----------              ----------
        NET PROPERTY AND EQUIPMENT                                  1,290,203                 975,611

OTHER ASSETS:
    Goodwill, less amortization of $2,146 in 1999                     247,137                       -
    Deferred postretirement health care costs                          72,760                  78,567
    Investments                                                        14,671                  15,395
    Deferred charges and other costs, less amortization                71,179                  68,449
                                                                   ----------              ----------
        TOTAL OTHER ASSETS                                            405,747                 162,411
                                                                   ----------              ----------
        TOTAL ASSETS                                               $2,019,757              $1,518,612
                                                                   ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
    Current debt                                                   $  123,251               $  43,237
    Accounts payable                                                   75,770                  56,339
    Accrued expenses                                                   37,516                  39,164
    Other current liabilities                                          50,234                  43,013
                                                                   ----------              ----------
        TOTAL CURRENT LIABILITIES                                     286,771                 181,753

GAS INVENTORY FINANCING                                                54,020                  52,644
LONG-TERM DEBT                                                        515,232                 385,519
RESERVES AND OTHER LIABILITIES:
    Deferred income taxes                                             179,426                 134,911
    Postretirement health care                                        100,016                  97,196
    Preferred stock of subsidiary                                      26,454                  29,360
    Other reserves                                                    103,208                  91,160
                                                                   ----------              ----------
        TOTAL RESERVES AND OTHER LIABILITIES                          409,104                 352,627

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY:
    Common stock $1.00 par value; Authorized shares--
      50,000,000; Issued shares--27,131,090 in 1999 and
      22,535,734 in 1998                                               27,131                  22,536
    Capital in excess of par value                                    244,449                  53,421
    Retained earnings                                                 483,710                 470,576
    Accumulated other comprehensive (loss)                                (77)                   (105)
    Treasury stock at cost--16,892 shares in 1999 and
      10,461 shares in 1998                                              (583)                   (359)
                                                                   ----------              ----------
        TOTAL SHAREHOLDERS' EQUITY                                    754,630                 546,069
                                                                   ----------              ----------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $2,019,757              $1,518,612
                                                                   ==========              ==========

                   The accompanying notes are an integral part of these financial statements.

                                                    10-K/19

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Years Ended December 31,
(In thousands)                                              1999                  1998                  1997
----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    NET EARNINGS                                            $  55,093             $ 105,981             $ 55,916
    Adjustments to reconcile net earnings to net cash
      provided by operating activities:
        Extraordinary credit for reversal of Coal Act
          reserve                                                   -               (48,425)                   -
        Extraordinary loss on early extinguishment of
          debt                                                      -                 1,465                    -
        Cumulative effect of accounting change                      -                (8,193)                   -
        Depreciation and amortization                          81,373                75,521               71,322
        Income taxes and tax credits                            5,588                (1,876)              19,578
        Net gain on sale of assets                             (2,125)               (4,948)                (778)
        Other changes in assets and liabilities:
            Receivables                                       (15,541)               19,864              (12,502)
            Inventories                                        (3,692)                5,827                4,495
            Deferred gas costs                                (10,523)               15,160                8,892
            Accounts payable                                    3,599               (16,929)              (7,345)
            Other                                                 159                (9,191)               7,062
                                                            ---------             ---------             --------
    NET CASH PROVIDED BY OPERATING ACTIVITIES                 113,931               134,256              146,640
                                                            ---------             ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                      (88,117)             (113,712)             (89,216)
    Acquisition of Colonial Gas, net of cash acquired        (150,446)                    -                    -
    Investments                                                (8,208)               (7,624)               3,018
    Proceeds on sale of assets                                  9,998                15,956                7,290
    Other                                                      (2,897)               (6,035)              (1,966)
                                                            ---------             ---------             --------
    NET CASH USED BY INVESTING ACTIVITIES                    (239,670)             (111,415)             (80,874)
                                                            ---------             ---------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Dividends paid                                            (39,801)              (35,653)             (35,255)
    Changes in notes payable                                   48,738               (10,800)             (25,927)
    Changes in gas inventory financing                          1,376                (7,300)                 358
    Proceeds from issuance of long-term debt                        -                68,519                9,827
    Repayment of long-term debt and preferred stock            (9,449)              (56,348)              (5,801)
    Other                                                       9,371                 7,920                1,581
                                                            ---------             ---------             --------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               10,235               (33,662)             (55,217)
                                                            ---------             ---------             --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (115,504)              (10,821)              10,549
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                159,836               170,657              160,108
                                                            ---------             ---------             --------
CASH AND CASH EQUIVALENTS AT END OF YEAR                       44,332               159,836              170,657
SHORT-TERM INVESTMENTS                                              -                     -                5,052
                                                            ---------             ---------             --------

CASH AND SHORT-TERM INVESTMENTS                             $  44,332             $ 159,836             $175,709
                                                            =========             =========             ========

                     The accompanying notes are an integral part of these financial statements.

                                                      10-K/20

                                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                            Accumulated
                                                                              Other
                                    Common       Capital In                Comprehensive
                                     Stock        Excess of     Retained     Earnings     Treasury
(In thousands)                    $1 Par Value    Par Value     Earnings      (Loss)       Stock         Total
----------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996        $22,387       $ 50,604      $390,333      $ 1,244     $(3,555)      $461,013
  Comprehensive income:
    Net earnings                          -              -        55,916            -            -             -
    Unrealized holding gains on
      investments, net                    -              -             -          884            -             -
    Pension liability adjustment,
      net                                 -              -             -         (261)           -             -
  Total comprehensive income              -              -             -            -            -        56,539
  Dividends declared--$1.61 per
    share                                 -              -      (35,493)            -            -       (35,493)
  Executive stock purchase loans          -        (1,156)             -            -            -       (1,156)
  Issuance of stock, net                 51          1,541             -            -        1,975         3,567
                                    -------       --------      --------     -------      -------       --------

BALANCE AT DECEMBER 31, 1997         22,438         50,989       410,756        1,867      (1,580)       484,470
  Comprehensive income:
    Net earnings                          -              -       105,981            -            -             -
    Essex Gas excluded period             -              -       (7,994)            -            -             -
    Unrealized holding losses on
      investments, net                    -              -             -      (2,448)            -             -
    Pension liability adjustment,
      net                                 -              -             -          476            -             -
  Total comprehensive income              -              -             -            -            -        96,015
  Dividends declared--$1.65 per
    share                                 -              -      (38,167)            -            -       (38,167)
  Executive stock purchase loans          -          (169)             -            -            -          (169)
  Issuance of stock, net                 98          2,601             -            -        1,221         3,920
                                    -------       --------      --------     -------      -------       --------

BALANCE AT DECEMBER 31, 1998         22,536         53,421       470,576        (105)        (359)       546,069
  Comprehensive income:
    Net earnings                          -              -        55,093            -            -             -
    Unrealized holding losses on
      investments, net                    -              -             -        (383)            -             -
    Pension liability adjustment,
      net                                 -              -             -          411            -             -
  Total comprehensiveincome               -              -             -            -            -        55,121
  Dividends declared--$1.69 per
    share                                 -              -      (41,959)            -            -      (41,959)
  Acquisition of Colonial Gas         4,219        181,378             -            -            -       185,597
  Executive stock purchase loans          -        (2,381)             -            -            -       (2,381)
  Issuance of stock, net                376         12,031             -            -        (224)        12,183
                                    -------       --------      --------     -------      -------       --------

BALANCE AT DECEMBER 31, 1999        $27,131       $244,449      $483,710     $   (77)     $  (583)      $754,630
                                    =======       ========      ========     =======      =======       ========

                     The accompanying notes are an integral part of these financial statements.

                                                      10-K/21

                        NOTES TO FINANCIAL STATEMENTS

1.  ACCOUNTING POLICIES
The consolidated financial statements include the accounts of Eastern Enterprises ("Eastern") and its natural gas distribution subsidiaries, Boston Gas Company ("Boston Gas"), Colonial Gas Company ("Colonial Gas") and Essex Gas Company ("Essex Gas"), its marine transportation subsidiary, Midland Enterprises Inc. ("Midland"), and its other subsidiaries, ServicEdge Partners, Inc. ("ServicEdge"), Transgas Inc. ("Transgas") and AMR Data Corp. ("AMR Data"). As discussed in Note 4, Colonial Gas and its subsidiary Transgas, were acquired on August 31, 1999 in a transaction accounted for using the purchase method of accounting for business combinations.

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

    As discussed in Note 4, amounts have been restated under the pooling-of-interests method of accounting to include the operations of Essex Gas, acquired on September 30, 1998. Certain prior year financial statement information has been reclassified to be consistent with the current presentation. All material intercompany balances and transactions have been eliminated in consolidation. Certain accounting policies followed by Eastern and its subsidiaries are described below:

    Cash and short-term investments: Highly liquid instruments with original maturities of three months or less are considered cash equivalents.

    Inventories consist of the following:

                                                        December 31,
     (In thousands)                                   1999        1998
     ---------------------------------------------------------------------
     Supplemental gas supplies                       $57,935     $45,266
     Other materials, supplies and marine fuel        16,620      10,601
                                                     -------     -------
                                                     $74,555     $55,867
                                                     =======     =======

    Inventories are valued at the lower of cost or market using the first-in, first-out (FIFO) or average cost method.

    Regulatory assets and liabilities: Boston Gas is subject to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 71, "Accounting for the Effects of Certain Types of Regulation" during the periods presented. Colonial Gas and Essex Gas discontinued the application of SFAS No. 71 as of August 31, 1999 and September 30, 1998, respectively, as discussed in Note 4. Regulatory assets represent probable future revenue associated with certain costs which will be recovered from customers through the ratemaking process. Regulatory liabilities represent probable future reductions in revenues associated with amounts that are to be credited to customers through the ratemaking process.

    Regulatory assets include the following:
                                                        December 31,
     (In thousands)                                   1999        1998
     -------------------------------------------------------------------
     Postretirement benefit costs                    $72,760   $  78,567
     Environmental costs                              21,299      20,990
     Other                                               733       1,365
                                                     -------    --------
                                                     $94,792    $100,922
                                                     =======    ========

    Regulatory liabilities total $8,586,000 and $9,479,000 at December 31, 1999 and 1998, respectively, and relate primarily to income taxes.

    As of December 31, 1999 regulatory assets and regulatory liabilities are being reflected in rates charged to customers over periods from one to 20 years.

                                     10-K/22

    Other current liabilities consist of the following:
                                                        December 31,
     (In thousands)                                   1999        1998
     ---------------------------------------------------------------------
     Dividend payable                                $11,613     $ 9,455
     Reserves for insurance claims                    10,326      10,739
     Pipeline refunds due utility customers            5,897         192
     Other                                            22,398      22,627
                                                     -------     -------
                                                     $50,234     $43,013
                                                     =======     =======

    Revenue recognition: Eastern's natural gas subsidiaries record revenues utilizing the unbilled revenue method by estimating revenues that remain unbilled at the end of the accounting periods. As described in Note 15, in 1998 Boston Gas changed its revenue accounting method to record unbilled revenue. As described in Note 4, Essex Gas adopted the unbilled revenue method upon acquisition. Deferred gas costs represent amounts billable to customers through the operation of regulatory approved cost of gas adjustment clauses. Midland recognizes revenue on tows in progress on the percentage-of-completion method based on miles traveled. ServicEdge recognizes contract revenues over the life of the contract, matching revenues with anticipated expenses and other revenues when billed.

    Depreciation and amortization: Depreciation and amortization are provided using the straight-line method at rates designed to allocate the cost of property and equipment over their estimated useful lives:

                                                      Years
     ----------------------------------------------------------------------
     Gas utility plant                               14-82
     Boats and barges                                23-30
     Buildings                                       20-30
     Furniture, fixtures and other equipment          3-25
     Computer software and related equipment          3-10
     Leaseholds                                      shorter of useful life
                                                     or term of lease

    Earnings per share: SFAS No. 128, "Earnings per Share," requires the presentation of basic and diluted earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share is determined by giving effect to the exercise of stock options using the treasury stock method. The following includes a reconciliation of shares outstanding used to compute basic and diluted earnings per share:

                                                Years Ended December 31,
(In thousands, except per share amounts)    1999          1998          1997
--------------------------------------------------------------------------------
Earnings before extraordinary items
  and accounting change                    $55,093       $50,828       $55,916
                                           =======       =======       =======
Weighted-average shares                     24,112        22,474        22,329
Dilutive effect of options                     142           206           169
                                           -------       -------       -------
Adjusted weighted-average shares            24,254        22,680        22,498
                                           =======       =======       =======
Basic earnings per share before
  extraordinary items and accounting
  change                                     $2.28         $2.26         $2.50
                                             =====         =====         =====
Diluted earnings per share before
  extraordinary items and accounting
  change                                     $2.27         $2.24         $2.49
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

                                     10-K/23

    The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income:

                          Unrealized
                         Holding Gains
                          (Losses) on     Reclassification
                          Investments      Adjustments for                           Pension
                        Arising During     Gains Included     Net Unrealized        Liability
(In thousands)            the Period        in Net Income     Gains (Losses)        Adjustment        Total
-------------------------------------------------------------------------------------------------------------
1997
Pretax                      $2,210            $(1,313)           $   897              $(401)         $   496
Income tax benefit
(expense)                       12                (25)               (13)               140              127
                             -----             ------             ------               ----           ------
  Net change                $2,222            $(1,338)           $   884              $(261)         $   623
                            ======            =======            =======              =====          =======
1998
Pretax                      $  105            $(1,873)           $(1,768)             $ 732          $(1,036)
Income tax
(expense)                     (680)                 -               (680)              (256)            (936)
                             -----             ------             ------               ----           ------
  Net change                $ (575)           $(1,873)           $(2,448)             $ 476          $(1,972)
                            ======            =======            =======              =====          =======
1999
PRETAX                      $  502            $(1,091)           $  (589)             $ 632          $    43
INCOME TAX BENEFIT
(EXPENSE)                     (176)               382                206               (221)             (15)
                             -----             ------             ------               ----           ------
  NET CHANGE                $  326            $  (709)           $  (383)             $ 411          $    28
                            ======            =======            =======              =====          =======

    The income tax benefit in 1997 reflects the availability of capital loss carryforwards to offset unrealized gains.

    Pending Accounting Changes: SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137, is effective for fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

    The Company has not yet quantified the impact of adopting SFAS No. 133 on the consolidated financial statements. However, SFAS No. 133 could increase volatility in earnings and other comprehensive income.

2.  PLANNED MERGER WITH KEYSPAN
    On November 4, 1999, Eastern signed a definitive agreement that provides for the merger of Eastern with a wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), with Eastern surviving the merger and becoming a wholly-owned subsidiary of KeySpan. In the merger, holders of Eastern common stock will receive $64.00 in cash per share of Eastern common stock, without interest, plus an additional $0.006 per share per day for each day the merger has not closed beginning on the later of (a) August 4, 2000 or (b) ninety days after the state of New Hampshire gives final regulatory approval. The transaction, which is subject to receipt of regulatory approvals and the approval of Eastern shareholders, is expected to close in mid to late 2000, although it is possible the merger will not close until 2001.

                                     10-K/24

3.  PLANNED MERGER WITH ENERGYNORTH, INC.
    On July 14, 1999, Eastern signed a definitive agreement that provides for the merger of EnergyNorth, Inc. ("EnergyNorth") into a wholly-owned subsidiary of Eastern. This agreement was amended on November 4, 1999, in connection with the execution of the merger agreement between Eastern and KeySpan discussed above in Note 2. In the proposed merger, a wholly-owned subsidiary of Eastern will merge into EnergyNorth and, as a result, EnergyNorth will become a wholly-owned subsidiary of Eastern.

    If the KeySpan-Eastern merger agreement has not been terminated prior to the effective time of the Eastern-EnergyNorth merger, holders of EnergyNorth common stock will receive $61.13 cash, without interest, per share of EnergyNorth. The per share amount of $61.13 may be increased if the cash amount to be paid for each share of Eastern common stock in the merger discussed in Note 2 above is increased above $64.00. If the KeySpan-Eastern merger agreement has been terminated, holders of EnergyNorth common stock will receive cash or Eastern common stock worth $47.00 per share of EnergyNorth, with 50.1% of the common stock of EnergyNorth being converted into Eastern stock and the balance being converted into cash. The exchange ratio for the stock portion of the consideration will be based upon Eastern's weighted average trading stock price for a ten-day period prior to closing, subject to a collar mechanism.

    The transaction, which is subject to receipt of regulatory approvals and the approval of EnergyNorth shareholders, is expected to close simultaneously with the KeySpan merger. The merger is expected to be tax-free to Eastern whether or not the KeySpan-Eastern merger agreement is terminated. The Eastern-EnergyNorth merger will be accounted for using the purchase method of accounting.

4.  MERGERS
    COLONIAL GAS MERGER
    On August 31, 1999, Eastern completed a merger with Colonial Gas in a transaction with an enterprise value of approximately $474 million. In effecting the transaction, Eastern paid $150 million in cash, net of cash acquired and including transaction costs, issued approximately 4.2 million shares of common stock valued at $186 million and assumed $138 million of debt. The cash portion of the transaction was financed through available cash and borrowings under Eastern's lines of credit.

    The Colonial merger has been accounted for using the purchase method of accounting for business combinations. Accordingly, the accompanying Consolidated Statements of Operations include Colonial Gas results commencing September 1, 1999. The purchase price was allocated to the net assets acquired based on their fair value. The historical cost basis of Colonial Gas' assets and liabilities, with the exception of its retiree benefit obligations and the adjustments described below, was determined to represent the fair value due to the existence of a regulatory-approved rate plan based upon the recovery of historical costs and a fair return thereon. As a result of the merger and related rate plan approved by the Massachusetts Department of Telecommunications and Energy ("Department"), value was not allocated to systems that will no longer be used due to the integration of Colonial into Eastern's natural gas distribution business and value was not allocated to Colonial's net regulatory assets. No value was allocated to the net regulatory assets because the rate plan does not meet the criteria for the continued application of SFAS 71, "Accounting for the Effects of Certain Types of Regulation." The allocation of the purchase price remains subject to adjustment upon final valuation of certain acquired balances. The excess of cost over the fair value of the net assets acquired, or goodwill, of approximately $250 million has been recorded as an asset and is being amortized on a straight-line basis, principally over a period of 40 years.

                                     10-K/25

    The following table sets forth Eastern's unaudited pro forma results as if the transaction had occurred on January 1, 1998.

                                                    Years Ended December 31,
     (In thousands)                                   1999          1998
     -----------------------------------------------------------------------
     Revenues                                       $1,108,977    $1,118,357
     Operating earnings                                133,049       128,082
     Earnings before extraordinary items and
       accounting change                                56,921        54,729
     Earnings per common share before extraordinary
       items and accounting change:
       Basic                                             $2.11         $2.05
       Diluted                                           $2.10         $2.03
     Weighted average number of common shares
       outstanding:
       Basic                                            26,920        26,693
       Diluted                                          27,063        26,899

    ESSEX GAS MERGER
    On September 30, 1998, Eastern completed a merger with Essex Gas by exchanging approximately 2.0 million shares of its common stock for all of the common stock of Essex Gas. Each share of Essex Gas was exchanged for 1.183985 shares of Eastern common stock. The merger was accounted for as a pooling-of-interests and the accompanying consolidated financial statements include the accounts of Essex Gas for all periods. Prior to the merger, Essex Gas' fiscal year ended on August 31. Accordingly, the accompanying Consolidated Statement of Operations includes the year ended December 31, 1998 of Eastern combined with the period from December 1, 1997 through December 31, 1998 for Essex Gas excluding the month of September 1998. The financial statements for 1997 include the year ended December 31 for Eastern combined with the year ended August 31 for Essex Gas.

    Pre-merger financial results for the separate companies and the combined amounts in the Consolidated Statements of Operations include the nine months ended September 30, 1998 of Eastern combined with the nine months ended August 31, 1998 of Essex Gas and the year ended December 31, 1997 of Eastern combined with the year ended August 31, 1997 of Essex Gas, as follows:

                                             Nine Months
                                                 Ended        Year Ended
                                             September 30,   December 31,
                                                  1998           1997
     --------------------------------------------------------------------
     Revenues:
       Eastern                                 $635,442       $  970,204
       Essex Gas                                 41,786           53,536
                                               --------       ----------
         Combined                              $677,228       $1,023,740
                                               ========       ==========
     Earnings before extraordinary item:
       Eastern                                 $ 28,717       $   51,950
       Essex Gas                                  2,478            3,966
                                               --------       ----------
         Combined                              $ 31,195       $   55,916
                                               ========       ==========

    The combined financial statements for 1998 and 1997 include adjustments to conform the accounting policies of Essex Gas with those of Eastern. The primary adjustment conformed Essex Gas' method of adoption of SFAS No. 106, "Employers" Accounting for Postretirement Benefits Other Than Pensions" with Eastern's adoption by immediately recognizing the transition obligation of approximately $4.1 million at the date of adoption, September 1, 1994. Since Essex Gas had received regulatory approval to fully recover the SFAS No. 106 costs in rates, a regulatory asset was recorded for the transition obligation and there was no adjustment to income during the pre-merger period.

    Transaction fees totaled $9,776,000 pre-tax, of which $2,788,000 was incurred and expensed during the nine month period ending September 30, 1998. An additional $750,000 of transaction fees were incurred and expensed in 1997. The remaining $6,238,000 was expensed by Essex Gas in September 1998. Transaction fees primarily include investment banking fees and other professional fees.

                                     10-K/26

    As a result of the merger and related rate plan approved by the Department, Essex Gas was unable to continue its application of SFAS No. 71, and, effective September 30, 1998, wrote off net regulatory assets approximating $4,500,000 pre-tax or $2,873,000 after-tax, which primarily consisted of deferred postretirement health care costs. In addition, Essex Gas was required to adopt a revenue method which reflects full accrual accounting and which resulted in a minor nonrecurring gain. In conforming Essex Gas' historical periods based on a fiscal year ending August 31 with Eastern's operations and changing Essex Gas' fiscal year-end, consolidated results for the year ended December 31, 1998 include Essex Gas' results for December 1997 and December 1998 and exclude its results for September 1998. Essex Gas' revenues and net earnings for December 1997 were $7,262,000 and $995,000, respectively. Essex Gas' revenues and net loss for September 1998 were $1,374,000 and $8,121,000, respectively. The September 1998 net loss reflected transaction and integration expenses of $5,088,000 and the aforementioned write off of regulatory assets. Essex Gas' revenues and net earnings for the three months ended November 30, 1997 were $9,035,000 and $127,000, respectively. The Consolidated Statement of Cash Flows for 1998 includes the effect of Essex Gas' excluded periods of ($2,103,000) for net operating activity, ($2,178,000) for net investing activity and $4,574,000 for net financing activity. These amounts are reflected in the other captions in the Consolidated Statement of Cash Flows.

5.  BUSINESS SEGMENT INFORMATION
    Effective January 1, 1998, Eastern adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to SFAS No. 131, Eastern's two reportable segments are natural gas distribution and marine transportation. Natural gas distribution, which includes Boston Gas, Colonial Gas and Essex Gas, provides services to customers in eastern and central Massachusetts, and marine transportation, which includes Midland, operates boats and barges on the inland waterways. Other services include ServicEdge, Transgas and AMR Data.

    Segment information, including operating results and other financial data, is presented below:

    (In thousands)                      1999          1998          1997
    ------------------------------------------------------------------------
    Revenues:
      Natural gas distribution       $  690,809    $  667,106    $  754,481
      Marine transportation             267,269       261,061       269,259
      Other services                     20,624         7,097             -
                                     ----------    ----------    ----------
                                     $  978,702    $  935,264    $1,023,740
                                     ==========    ==========    ==========
    Operating earnings:
      Natural gas distribution       $  101,359    $   88,913    $   87,773
      Marine transportation              21,114        26,634        34,614
      Other services                     (2,932)       (9,043)       (1,481)
      Headquarters(1)                    (6,102)       (6,099)       (5,589)
                                     ----------    ----------    ----------
                                     $  113,439    $  100,405    $  115,317
                                     ==========    ==========    ==========
    Identifiable assets, net of
    depreciation and reserves:
      Natural gas distribution       $1,555,561    $  952,818    $  974,021
      Marine transportation             377,918       379,676       356,350
      Other(2)                           86,278       186,118       199,994
                                     ----------    ----------    ----------
                                     $2,019,757    $1,518,612    $1,530,365
                                     ==========    ==========    ==========
    Capital expenditures:
      Natural gas distribution        $  69,265     $  66,248     $  62,283
      Marine transportation              18,447        46,621        25,700
      Other                                 405           843         1,233
                                     ----------    ----------    ----------
                                      $  88,117    $  113,712     $  89,216
                                     ==========    ==========    ==========

(1) Reflects unallocated corporate general and administrative expenses.
(2) Primarily includes cash and short-term investments.

                                     10-K/27

    (In thousands)                     1999          1998          1997
    ----------------------------------------------------------------------
    Depreciation and amortization:
      Natural gas distribution       $  55,754     $  50,870     $  47,786
      Marine transportation             24,345        23,838        22,675
      Other                              1,274           813           861
                                     ---------     ---------     ---------
                                     $  81,373     $  75,521     $  71,322
                                     =========     =========     =========
    Interest expense:
      Natural gas distribution       $  24,866     $  22,565     $  23,067
      Marine transportation             13,031        10,830        13,713
      Other                              1,239           189           631
                                     ---------     ---------     ---------
                                     $  39,136     $  33,584     $  37,411
                                     =========     =========     =========
    Income tax provision:
      Natural gas distribution       $  30,914     $  27,121     $  24,792
      Marine transportation              4,917         6,534         8,464
      Other                                323        (4,489)       (6,302)
                                     ---------     ---------     ---------
                                     $  36,154     $  29,166     $  26,954
                                     =========     =========     =========

    Natural gas distribution operations are subject to Massachusetts statutes applicable to gas utilities. Their revenues, earnings and cash flows are highly seasonal as most of their firm sales and transportation are directly related to temperature levels. These operations purchase gas supplies from a variety of producers and marketers, under a combination of long-term commitments, firm winter service agreements and spot purchases. These operations have diversified their gas supplies across major North American producing regions.

    A significant portion of marine transportation operations relate to multi-year transportation contracts. Based on past experience and its competitive position, management considers that the simultaneous loss of several of its largest customers, while possible, is unlikely to happen.

6.  LONG-TERM OBLIGATIONS AND CURRENT DEBT
    Credit agreements and lines of credit: Eastern maintains credit agreements with groups of banks, which provide for the borrowings by Eastern and its subsidiaries of up to $145,000,000 at various times through December 31, 2001. The interest rate for borrowings is the agent bank's prime rate or, at the borrower's option, various pricing alternatives. The agreements require facility fees ranging from 9.5 to 37.5 basis points on the commitments. In addition, Eastern, Boston Gas, Colonial Gas and Essex Gas have various uncommitted lines of credit which are utilized for working capital needs and provide for interest at the bank's prime rate or, at the borrower's option, various pricing alternatives. At December 31, 1999 and 1998, $80,200,000 and $8,935,000 were outstanding, with a weighted average interest rate of 6.28% and 5.95%, respectively. Boston Gas utilizes a portion of the credit agreement to back its commercial paper borrowings. Included in current debt were $20,000,000 and $37,835,000 of commercial paper with a weighted average interest rate of 6.26% and 5.30% at December 31, 1999 and 1998, respectively. Covenants related to these credit agreements and lines of credit require the maintenance of certain financial ratios and involve other restrictions regarding cash dividends, the purchase or redemption of stock and the pledging of assets.

    Gas inventory financing: Boston Gas, Colonial Gas and Essex Gas maintain credit agreements with groups of banks, which provide for the borrowing of up to $110,000,000 for the exclusive purpose of funding their inventory of gas supplies or for backing commercial paper issued for the same purpose. All costs related to this funding are recoverable from customers. To fund their inventory of gas supplies, Boston Gas, Colonial Gas and Essex Gas had commercial paper of $70,262,000 ($16,242,000 is reflected in current debt), and $52,644,000 at December 31, 1999 and 1998, respectively. Since $54,020,000 and $52,644,000 of the fuel inventory financing is supported by long-term credit agreements, these borrowings have been classified as non-current in the accompanying consolidated balance sheets in 1999 and 1998, respectively. The Boston Gas credit agreement includes a one-year revolving credit facility which may be converted to a two-year term loan at the option of Boston Gas if the one-year revolving credit facility is not renewed by the banks. Boston Gas may select the agent bank's prime rate or, at Boston Gas' option, various pricing alternatives. The Boston Gas agreement requires a facility fee of 8.5 basis points on the commitment. No borrowings were outstanding under this agreement during 1999 and 1998.

                                     10-K/28

    Description of long-term debt:

                                                          December 31,
    (In thousands)                                     1999         1998
    ------------------------------------------------------------------------
    NATURAL GAS DISTRIBUTION:
      6.80%-9.75% Unsecured Medium-Term Notes,
        due 2005-2025                                 $210,000     $210,000
      5.50%-7.38% First Mortgage Medium-Term Notes,
        due 2003-2028                                   95,000            -
      7.28%-10.25% First Mortgage Bonds
        due 1999-2022                                   45,400       21,000
      8.15%-8.625% Debenture
        due 2006-2017                                    7,157        7,199
      Capital leases                                    16,816          532
      Less--current portion                             (1,641)        (660)
                                                      --------     --------
        NATURAL GAS DISTRIBUTION                       372,732      238,071
                                                      --------     --------
    MARINE TRANSPORTATION:
      First Preferred Ship Mortgages
        6.25% Bonds, due 2008, effective 7.50%          69,088       68,619
        8.1%-9.85% Medium-Term Notes,
          Series A, due 2002-2012                       67,263       67,423
      Capital leases                                    11,316       16,148
      Less--current portion                             (5,167)      (4,742)
                                                      --------     --------
        MARINE TRANSPORTATION                          142,500      147,448
                                                      --------     --------
        TOTAL LONG-TERM DEBT                          $515,232     $385,519
                                                      ========     ========

    Natural gas distribution Medium-Term Notes are not callable prior to maturity. The First Mortgage Medium-Term Notes and the First Mortgage Bonds are secured by substantially all the plant assets of Colonial Gas and Essex Gas.

    The marine transportation First Preferred Ship Mortgage Bonds and Medium-Term Notes are secured by certain transportation equipment. The Medium-Term Notes are not callable prior to maturity.

    In March 1998 marine transportation utilized available cash to call $50,000,000 of 9.9% First Preferred Ship Mortgage Bonds, due 2008. In extinguishing this debt, marine transportation recognized an extraordinary charge of $2,254,000 pre-tax, $1,465,000 net, or $.06 per share.

    In September 1998 marine transportation issued $75,000,000 of 6.25% First Preferred Ship Mortgage Bonds maturing October 1, 2008 at a discount. The debt has an effective annual interest rate of 7.50%.

    Capital leases consist of equipment lease obligations with a weighted average interest rate of 7.68%. Minimum lease payments under these agreements are due in installments through 2014.

    Debt payment requirements, including capitalized leases and maturities, net of amounts acquired in advance, are $6,808,000, $5,650,000, $6,268,000,
$12,034,000 and $1,014,000 for 2000 through 2004, respectively, and cumulatively $490,266,000 thereafter.

    Five-year operating lease commitments: In addition to the equipment financed under capital leases, Eastern and its subsidiaries lease certain facilities, vessels and equipment under long-term operating leases which expire on various dates through the year 2079. Total rents charged to expense were $12,360,000 in 1999, $10,294,000 in 1998 and $10,887,000 in 1997. Future
minimum lease commitments under operating leases are $10,526,000, $9,215,000, $7,628,000, $4,015,000, $3,498,000 for 2000 through 2004, respectively, and cumulatively $24,788,000 thereafter.

7.  PREFERRED STOCK OF SUBSIDIARY
    Boston Gas has 1,080,000 shares outstanding of 6.421% Cumulative Preferred Stock, which is non-voting and has a liquidation value of $25 per share. The preferred stock requires 5% annual sinking fund payments beginning on September 1, 1999 with a final redemption on September 1, 2018. At the option of Boston Gas, the annual sinking fund payment may be increased to 10%. In 1999 Boston Gas redeemed 120,000 shares, or 10% of the original issue, at the liquidation price of $25 per share. The preferred stock is callable beginning in 2003.

                                     10-K/29

8.  STOCK PLANS
    Eastern has three stock option plans which provide for the issuance of non-qualified stock options, incentive stock options and stock appreciation rights ("SARs") to its officers, non-employee trustees and key employees. On September 30, 1998, two stock option plans of Essex Gas were terminated. Options and SARs may be granted at prices not less than fair market value on the date of grant for periods not extending beyond ten years from the date of grant. No SARs have been granted since 1991. In 1995, the right to exercise outstanding SARs was effectively eliminated.

    Eastern applies Accounting Principles Board Opinion 25 in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its employee stock purchase plan. Had compensation cost for Eastern's plans been determined applying SFAS No. 123, "Accounting for Stock-Based Compensation," Eastern's net earnings would have been reduced by $729,000 or $.03 per share in 1999, $542,000 or $.02 per share in 1998, and by
$418,000 or $.02 per share in 1997. The weighted average fair value of options granted during 1999, 1998, and 1997 was $39.01, $42.86 and $33.63, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: dividend yields of 4.0% in each year; expected volatilities of 17.0%, 16.5% and 17.8%; risk-free interest rates of 5.0%, 5.0% and 6.1%; and an expected life of 5.0 years for each year.

    Shares available for future grants under these stock option plans were 409,130 at December 31, 1999, 666,927 at December 31, 1998 and 934,760 at
December 31, 1997.

    Option activity during the past three years was as follows:

                                        Average
                                        Option        Stock
                                         Price       Options      SARs
                                        --------------------------------
    OUTSTANDING AT DECEMBER 31, 1996    $27.96        776,006     87,700
      Granted                            33.63        161,700          -
      Exercised                          24.57        (52,140)         -
      Surrendered                            -              -    (22,500)
      Canceled                           35.52         (3,350)         -
                                                      -------     ------
    OUTSTANDING AT DECEMBER 31, 1997    $29.21        882,216     65,200
      Granted                            42.86        220,850          -
      Exercised                          23.38        (65,843)         -
      Surrendered                            -              -    (20,720)
      Canceled                           36.22        (43,000)         -
                                                      -------     ------
    OUTSTANDING AT DECEMBER 31, 1998    $32.19        994,223     44,480
      Granted                            39.01        234,000          -
      Exercised                          27.21       (294,012)         -
      Surrendered                            -              -    (28,980)
      Canceled                           36.11        (52,761)    (2,050)
                                                      -------     ------
    OUTSTANDING AT DECEMBER 31, 1999    $35.36        881,450     13,450
                                                      =======     ======

    Stock options exercisable at December 31, 1999 and 1998 were for 378,433 shares and 561,342 shares, respectively. At December 31, 1999, the range of exercise prices of outstanding and exercisable options was $23.44 to $49.97 and $23.44 to $43.59, respectively, with a weighted-average remaining contractual life of options outstanding of 6.8 years.

    Pursuant to the merger agreement with KeySpan, holders of vested options and holders of unvested options who have employment agreements, pursuant to which their options will vest at a change of control, can elect to receive cash for the excess of $64.00 over the option exercise price at the time of the merger. Options not cashed out in this way will be converted to options to purchase KeySpan stock.

    Under restricted stock plans for key employees and non-employee trustees, Eastern awarded 5,500 shares in 1998 and 4,400 shares in 1997. Eastern recognized compensation expense of $70,000 in 1999 and 1998 and $109,000 in 1997 in accordance with the vesting terms of these and prior awards. Shares available for future awards under these plans were 27,800 at December 31, 1999 and December 31, 1998.

                                     10-K/30

9.  COMMON STOCK PURCHASE RIGHTS
    On February 22, 1990, Eastern declared a distribution to shareholders of record on March 5, 1990, pursuant to the terms of a Common Stock Rights Agreement (as amended, the "1990 Rights Agreement") between Eastern and BankBoston, N.A., the current Rights Agent, of one common stock purchase right for each outstanding share of common stock. Each right would initially entitle the holder to purchase one share of common stock at an exercise price of $100, subject to adjustment to prevent dilution. The rights become exercisable on the 10th business day after a person acquires 10% or more of Eastern's stock or commences a tender offer for 10% or more of Eastern's stock or such later date as the board determines. The rights may be redeemed by Eastern at any time prior to the 10th day after a 10% position has been acquired at a price of $.01 per right. Eastern may exchange any outstanding rights at any time after a person acquires 10% or more of Eastern stock, but before such person beneficially owns 50% or more of Eastern's stock, for shares of common stock of Eastern at an initial exchange ratio of one share for each right, subject to adjustment and subject to other limitations contained in the 1990 Rights Agreement. The rights will expire on March 5, 2000.

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

    On July 22, 1998 Eastern declared a dividend of one purchase right (a "New Right") for every outstanding share of Eastern common stock. The New Rights were distributed at the close of business on February 18, 2000 to shareholders of record as of the close of business on such date. The terms of the New Rights are set forth in a Rights Agreement dated as of July 22, 1998 (the "New Rights Agreement") between Eastern and BankBoston, N.A., as Rights Agent.

    Each New Right would initially entitle the holder to purchase from Eastern one share of Eastern common stock at a price of $160 per share, subject to adjustment. The New Rights will expire on July 22, 2008, or upon the earlier redemption of the New Rights. The material terms of the New Rights Agreement are substantially similar to the terms of the 1990 Rights Agreement discussed above.

    In connection with the KeySpan-Eastern merger, Eastern has agreed to amend the New Rights Agreement to exempt the anticipated merger.

10. COMMITMENTS AND CONTINGENCIES
    Eastern maintains employment agreements with 32 employees. The pending KeySpan merger is expected to trigger the change of control provisions under these agreements which, in the event of a termination, provide for one to three times salary and bonus as severance and, in certain circumstances, a tax gross-up and enhanced retirement benefits. Excluding payment for stock options described in Note 8, the maximum contingent liability under these agreements is approximately $33.3 million. In addition, the acquisition of Colonial Gas triggered change of control provisions under agreements with eight Colonial Gas employees. In the event of a termination, these agreements provide for severance and, under certain circumstances, enhanced retirement benefits. The maximum contingent liability under these agreements is approximately $8.5 million.

11. INTEREST EXPENSE

                                               Years Ended December 31,
    (In thousands)                            1999       1998       1997
    ----------------------------------------------------------------------
    Interest on long-term debt               $34,863    $29,866    $32,636
    Other, including amortization of debt
      expense                                  3,334      2,282      3,485
    Less--capitalized interest                  (923)      (490)      (636)
    Subsidiary preferred stock dividends       1,862      1,926      1,926
                                             -------    -------    -------
    INTEREST EXPENSE                         $39,136    $33,584    $37,411
                                             =======    =======    =======
    INTEREST PAYMENTS                        $35,782    $32,362    $36,660
                                             =======    =======    =======

                                     10-K/31

12.  OTHER INCOME (EXPENSE)
                                               Years Ended December 31,
    (In thousands)                          1999       1998       1997
    ---------------------------------------------------------------------
    Net gain on sale of assets             $ 2,125    $ 4,948    $   778
    Environmental reversal and recoveries    5,718          -          -
    Equity in loss of AllEnergy                  -          -     (5,472)
    Other                                    1,137        643        661
                                           -------    -------    --------
                                           $ 8,980    $ 5,591    $ (4,033)
                                           =======    =======    ========

    In December 1997, Eastern sold its 50% interest in AllEnergy Marketing Company, L.L.C. for $5,375,000, which approximated the net book value of its investment at September 30, 1997. Eastern accounted for its investment in AllEnergy using the equity method.

13.  INCOME TAXES
    The table below reconciles the statutory U.S. Federal income tax provision from continuing operations to the recorded income tax provision:

                                               Years Ended December 31,
                                               1999      1998      1997
    --------------------------------------------------------------------
    Statutory rate                              35%       35%       35%
      State taxes, net of Federal benefit        4         4         3
      Goodwill and merger-related costs          2         -         -
      Capital loss utilization                   -        (2)        -
      Adjustment                                 -         -        (4)
      Other                                     (1)       (1)       (1)
                                                --        --        --
    Effective rate                              40%       36%       33%
                                                ==        ==        ==
    The adjustment in 1997 reflects the resolution of Federal tax audit issues on the sale of a subsidiary in 1993 and inventory capitalization in 1994.

    Following is a summary of the provision for income taxes:

                                           Years Ended December 31,
    (In thousands)                        1999       1998       1997
    ------------------------------------------------------------------
    Federal                              $19,554    $22,747    $13,152
    State                                  4,513      5,429      4,498
                                         -------    -------    -------
        TOTAL CURRENT PROVISION           24,067     28,176     17,650
    Federal                               10,134      1,470      9,706
    State                                  1,953       (480)      (402)
                                         -------    -------    -------
        TOTAL DEFERRED PROVISION          12,087        990      9,304
                                         -------    -------    -------
        PROVISION FOR INCOME TAXES       $36,154    $29,166    $26,954
                                         =======    =======    =======
    TAX PAYMENTS                         $26,809    $32,567    $ 8,758
                                         =======    =======    =======

    Significant items making up deferred tax assets and deferred tax liabilities are as follows:

                                                    December 31,
    (In thousands)                               1999          1998
    ------------------------------------------------------------------
    Environmental reserves                      $  7,275      $  7,495
    Other                                         41,756        35,339
                                               ---------     ---------
        TOTAL DEFERRED TAX ASSETS                 49,031        42,834
    Accelerated depreciation                    (203,593)     (161,209)
    Deferred gas costs                           (15,981)      (12,332)
    Other                                        (19,710)      (20,818)
                                               ---------     ---------
        TOTAL DEFERRED TAX LIABILITIES          (239,284)     (194,359)
                                               ---------     ---------
        TOTAL DEFERRED TAXES                   $(190,253)    $(151,525)
                                               =========     =========

                                     10-K/32

14.  ENVIRONMENTAL MATTERS
    Eastern is aware of certain non-utility sites, associated with former operations, for which it may have or share environmental remediation responsibility or ongoing maintenance. Eastern has a reserve of approximately $20 million in total at December 31, 1999 to cover the remediation and maintenance of these sites, the principal of which is a former coal tar processing facility (the "Facility") in Everett, Massachusetts. In 1999 Eastern reduced the reserve by $3.2 million related to the regulatory clearance of one site. While Eastern has provided reserves to cover the estimated probable costs of remediation and maintenance for environmental sites based on the information available at the present time, the extent of Eastern's potential liability at such sites is not yet determined.

    The Facility, which was located on a 10-acre parcel of land formerly owned by Eastern, was operated by Allied-Signal, Inc., predecessor of Honeywell International, Inc., from the early 1900s until 1937 and by Koppers Company, predecessor of Beazer East, Inc. (and Eastern's controlling stockholder until 1951) from 1937 until 1960, when it was shut down. The Facility processed coal tar purchased from Eastern's adjacent by-product coke plant, also shut down in 1960. Eastern, Beazer and Honeywell ("the Companies") entered into an Administrative Consent Order with the Massachusetts Department of Environmental Protection ("DEP") in 1989 which requires that they jointly investigate and develop a remedial response plan for the Facility site, including any area where a release from that site may have come to be located. The Companies have entered into a cost-sharing agreement under which each company has agreed to pay one-third of the costs of compliance with the consent order, while preserving any claims it may have against the other companies. In 1993, the Companies completed preliminary remedial measures, including abatement of seepage of materials into the adjacent Island End River, a 29-acre tidal river which is part of Boston Harbor. Studies have identified compounds that may be associated with coal tar and/or oil in soil and ground water at the site and adjacent areas, including the riverbed. In addition to the DEP, the National Oceanic and Atmospheric Administration and the Coast Guard have been involved in river sediment investigation and remediation discussions. During 1995 and 1996, the Companies conducted and received the results of certain sediment sampling which confirmed findings of contamination in the riverbed. The Coast Guard has been working with the DEP since July 1998 to bring about a remedial solution that would abate the continuing sheening problem in the Island End River. Eastern, Beazer and Honeywell have proposed a remedial solution, a major element of which is the utilization of a containment structure with limited dredging. As yet, however, no agreement has been reached with the regulators as to the appropriate remedial solution. In light of uncertainties as to the full extent and sources of releases of compounds, the nature of the required remediation, the area and volume of soil, ground water and/or sediments that may be included, the possibility of participation by additional potentially responsible parties and the apportionment of liability, Eastern does not possess at this time sufficient information to reasonably determine or estimate the ultimate cost to it of such remedial measures. Eastern is recovering certain costs of its legal defense and may be entitled to recover remediation costs from its insurers. In 1999 Eastern recovered $2.5 million of prior defense costs from insurance carriers.

    Eastern's natural gas distribution operations, like many other companies in the natural gas industry, are parties to governmental proceedings requiring investigation and possible remediation of former manufactured gas plant ("MGP") sites. Boston Gas, Colonial Gas and Essex Gas may have or share responsibility under applicable environmental laws for the remediation of 28 such sites. A subsidiary of New England Electric System ("NEES") has assumed responsibility for remediating 11 of these sites, subject to a limited contribution from Boston Gas. Boston Gas, Colonial Gas and Essex Gas have estimated their potential share of the costs of investigating and remediating former MGP sites in accordance with SFAS No. 5, "Accounting for Contingencies," and the American Institute of Certified Public Accountants Statement of Position 96-1, "Environmental Remediation Liabilities." These operations have recorded liabilities of $19.2 million, which represents their best estimate at this time of remediation costs, which may reasonably be estimated to range from $18 million to $34 million. However, there can be no assurance that such costs will not vary considerably from these estimates. Factors that may bear on costs differing from estimates include, without limit, changes in regulatory standards, changes in remediation technologies and practices and the type and extent of contaminants discovered at the sites.

    Boston Gas, Colonial Gas and Essex Gas are aware of 30 other former MGP sites within their service territories. The NEES subsidiary has provided full indemnification to Boston Gas with respect to eight of these sites. At this time, there is substantial uncertainty as to whether Boston Gas, Colonial Gas or Essex

                                     10-K/33

Gas have or share responsibility for remediating any of these other sites. No notice of responsibility has been issued to Boston Gas, Colonial Gas or Essex Gas for any of these sites from any governmental environmental authority.

    By a rate order issued on May 25, 1990, the Department approved the recovery of all prudently incurred environmental response costs associated with former MGP sites over separate, seven-year amortization periods, without a return on the unamortized balance. Eastern's natural gas operations have recognized an insurance receivable of $3.3 million, reflecting a negotiated settlement with an insurance carrier for environmental expense indemnity, and a regulatory asset of $14.7 million, representing the expected rate recovery of environmental remediation costs, net of the insurance settlement. Eastern currently believes, in light of the indemnity agreement with the NEES subsidiary and the Department rate order on environmental cost recovery, that it is not probable that such costs will materially affect its financial condition or results of operations.

15.  UNBILLED REVENUE ACCOUNTING CHANGE
    During the fourth quarter of 1998, Boston Gas changed its method of accounting for unbilled revenues, retroactively applied as of January 1, 1998. Previously, substantially all revenues were recorded when billed. Boston Gas defers the cost of any firm gas that has been distributed, but is unbilled at the end of a period in which gas is billed to customers. Under the new method, the estimated margin on unbilled revenues is recorded at the end of each accounting period. This accrual method of accounting for revenues is the prevalent method in the utility industry. The cumulative effect of this accounting change at January 1, 1998 was to increase net earnings by $8,193,000, or $.36 per share. The effect of this accounting change was to increase earnings before extraordinary items and accounting change by $405,000, or $.02 per share, for the year ended December 31, 1998. The pro forma effect of retroactively applying this method to 1997 was not material.

16.  COAL MINERS RETIREE HEALTH CARE
    On June 25, 1998 the U.S. Supreme Court ruled that the Coal Industry Retiree Health Benefit Act of 1992 ("Coal Act") is unconstitutional as applied to Eastern. Accordingly, previously recorded reserves not used, less associated expenses, resulted in an extraordinary gain of $74,500,000 pre-tax, $48,425,000 net, or $2.13 per share, in the second quarter of 1998.

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

17.  RETIREE BENEFITS
    Eastern and its subsidiaries, through various company-administered plans and other union retirement and welfare plans, provide retirement benefits for the majority of their employees, including pension and certain health care and life insurance benefits. Normal retirement age ranges from 60 to 65, but provision is made for earlier retirement. Pension benefits for salaried plans are based on salary and years of service, while union retirement and welfare plans are based on negotiated benefits and years of service. Employees, excluding Essex Gas employees, hired before 1993 who are participants in the pension plans become eligible for postretirement health care benefits if they reach retirement age while working for Eastern. The funding of retirement and employee benefit plans is in accordance with the requirements of the plans and, where applicable, in sufficient amounts to satisfy the "Minimum Funding Standards" of the Employee Retirement Income Security Act ("ERISA").

                                     10-K/34

    Effective January 1, 1998, Eastern adopted SFAS No. 132, "Employers" Disclosures about Pensions and Other Postretirement Benefits," which revises prior disclosure requirements. The information for 1997 has been restated to conform to this presentation. The net cost for these plans and agreements charged to expense was as follows:

  Pensions

                                                  Years Ended December 31,
    (In thousands)                               1999       1998       1997
    --------------------------------------------------------------------------
    Service cost                               $  5,687   $  5,250   $  5,145
    Interest cost on projected benefit
      obligation                                 15,449     13,300     12,808
    Expected return on plan assets              (19,415)   (17,049)   (15,820)
    Amortization of prior service cost            1,744      1,552      1,501
    Amortization of transitional obligation         397        424        424
    Recognized actuarial gain                      (664)      (599)      (263)
    Settlement and curtailment gain              (1,268)      (490)    (2,314)
                                               --------   --------   --------
        Total net pension cost of company-
          administered plans                      1,930      2,388      1,481
    Multi-employer union retirement and
      welfare plans                                 445        475        270
                                               --------   --------   --------
        Total net pension cost                 $  2,375   $  2,863   $  1,751
                                               ========   ========   ========
  Health Care
                                                  Years Ended December 31,
    (In thousands)                               1999       1998       1997
    ----------------------------------------------------------------------------
    Service cost                               $    984   $  1,066   $  1,007
    Interest cost on accumulated benefits
      obligation                                  7,649      7,425      7,147
    Expected return on plan assets               (2,319)    (2,131)    (1,585)
    Amortization of prior service cost           (1,317)    (1,374)    (1,170)
    Recognized actuarial gain                      (280)      (399)      (229)
    Regulatory deferral                           5,359      5,359      4,841
                                               --------   --------   --------
        Total net retiree health care cost     $ 10,076   $  9,946   $ 10,011
                                               ========   ========   ========

    The tables above do not reflect pension enhancements at natural gas distribution operations of $2,593,000 and $3,847,000 for 1999 and 1998, respectively, and retirement health care enhancements of $353,000 and $698,000 for 1999 and 1998, respectively.

                                     10-K/35

    The following tables set forth the change in benefit obligation and plan assets, reconciliation of funded status and amounts recognized in other comprehensive income of company-administered plans and amounts recorded in Eastern's consolidated balance sheets as of December 31, 1999 and 1998 using actuarial measurement dates as of October 1, 1999 and 1998:

                                                       Pensions                     Health Care
(In thousands)                                   1999           1998            1999           1998
-------------------------------------------------------------------------------------------------------
CHANGE IN BENEFIT OBLIGATION
Balance at beginning of year                     $254,429       $181,330       $ 115,048       $102,239
Service cost                                        5,687          5,250             984          1,066
Interest cost                                      15,449         13,300           7,649          7,425
Plan amendments                                       639          1,264           1,406              -
Curtailment (gain)                                     98           (635)           (106)           (85)
Settlement (gain)                                     333           (294)              -              -
Special termination benefits                        2,593          3,868             353            698
Benefits paid                                     (11,071)       (10,159)         (7,354)        (6,642)
Settlement payments                                (3,665)             -               -              -
Actuarial (gain) or loss                              858          4,143          (1,591)          (474)
                                                 --------       --------       ---------       --------
Balance at end of year                           $265,350       $198,067       $ 116,389       $104,227
                                                 ========       ========       =========       ========
CHANGE IN PLAN ASSETS
Fair value at beginning of year                  $277,772       $241,734       $  31,653       $ 25,263
Actual return on plan assets                       17,957         (6,789)            926            439
Employer contributions                                901          1,121           7,034          6,936
Benefits paid                                     (11,071)       (10,220)         (7,354)        (6,642)
Special termination benefits                       (3,665)             -               -              -
                                                 --------       --------       ---------       --------
Fair value at end of year                        $281,894       $225,846       $  32,259       $ 25,996
                                                 ========       ========       =========       ========
RECONCILIATION OF FUNDED STATUS
Funded status                                    $ 16,544       $ 27,779       $ (84,130)      $(78,231)
Contributions for fourth quarter                      387            208           1,757          1,591
Unrecognized actuarial (gain)                     (34,592)       (35,646)        (10,465)       (10,292)
Unrecognized transition obligation                    336            734               -              -
Unrecognized prior service                         17,575         15,075          (7,543)       (10,265)
                                                 --------       --------       ---------       --------
Net amount recognized at end of year             $    250       $  8,150       $(100,381)      $(97,197)
                                                 ========       ========       =========       ========
AMOUNTS RECOGNIZED IN BALANCE SHEET
Prepaid benefit cost                             $ 24,409       $ 23,416       $       -       $      -
Accrued benefit liability                         (28,441)       (20,383)       (100,381)       (97,197)
Intangible asset                                    2,759          3,032               -              -
Accumulated other comprehensive income              1,523          2,085               -              -
                                                 --------       --------       ---------       --------
Net amount                                       $    250       $  8,150       $(100,381)      $(97,197)
                                                 ========       ========       =========       ========
Other comprehensive income pre-tax               $    632       $    732       $       -       $      -
                                                 ========       ========       =========       ========

    To fund health care benefits under its collective bargaining agreements, Boston Gas and Essex Gas maintain voluntary employee beneficiary associations, to which they make contributions from time to time. Essex Gas made contributions during 1997 of $560,241. Plan assets are invested in debt and equity marketable securities.

    Following are the weighted-average assumptions used in developing the projected benefit obligation for 1999, 1998 and 1997:

                                     1999           1998          1997
                                     ----           ----          ----

    Discount rate                    7.5%           7.25%         7.5%
    Return on plan assets            8.5%           8.5%          8.5%
    Increase in future compensation  4.0%-4.5%      4.5%-5.0%     4.75%-5.0%
    Health care inflation trend      8.0%-10.0%     8.0%          7.0-8.75%

                                     10-K/36

    The health care inflation trend for individuals not yet 65 years of age is assumed to be 8.0% in 2000 and decreasing gradually to 5.0% in 2008. The health care inflation rate for individuals 65 years of age or older is 10.0% in 2000 and decreasing gradually to 5.0% in 2008. A one-percentage point increase (decrease) in the assumed health care trend rate for 1999 would have the following effects:

                                         One-Percentage      One-Percentage
    (In thousands)                       Point Increase      Point Decrease
    -----------------------------------------------------------------------
    Total of service and interest cost
      components                             $  633             $  (559)
    Postretirement benefit obligation        $8,658             $(7,591)

    See Note 4 for discussion of the adjustment conforming Essex Gas' method of adoption of SFAS No. 106.

18.  FAIR VALUES OF FINANCIAL INSTRUMENTS
    Pursuant to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, Eastern has classified its investments in debt and equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market have been reported as a component of other comprehensive income. The difference between the fair value and the original cost of these securities is a net unrealized gain of $867,000 and $1,250,000, at December 31, 1999 and 1998, respectively.

    The following methods and assumptions were used to estimate the fair value disclosures for financial instruments:

    Cash and short-term investments and short-term debt: The carrying amounts approximate fair value because of the short maturity of those instruments. Short-term debt includes notes payable and gas inventory financing.

    Marketable securities and investments: Marketable securities and investments include marketable securities classified as available for sale. Pursuant to SFAS No. 115 the carrying value is the fair value based on currently quoted market prices.

    Long-term debt and preferred stock of subsidiary: The fair values are based on currently-quoted market prices.

    The carrying amounts and estimated fair values of Eastern's financial instruments are as follows:

                                                                    December 31,
(In thousands)                                            1999                          1998
-------------------------------------------------------------------------------------------------------
                                                 Carrying         Fair         Carrying         Fair
                                                  Amount          Value         Amount          Value
                                                  --------       --------       --------       --------
Cash and short-term investments                   $ 44,332       $ 44,332       $159,836       $159,836
Marketable securities and investments               14,975         14,975         15,801         15,801
Short-term debt                                    170,463        170,463         90,479         90,479
Long-term debt                                     522,040        515,187        390,921        443,927
Preferred stock of subsidiary                       26,454         26,730         29,360         30,076

                                     10-K/37

19.  UNAUDITED QUARTERLY FINANCIAL INFORMATION
    Unaudited quarterly financial information for 1998 has been restated to reflect the retroactive change of accounting described in Note 15.

                                                               For the three months ended
(In thousands, except per share amounts)          Mar. 31,       June 30,       Sept. 30,      Dec. 31,
----------------------------------------------------------------------------------------------------------
1999:
Revenues                                          $344,829       $170,520       $144,978       $318,375
Operating earnings                                  57,946          1,697         (4,830)        58,626

EARNINGS BEFORE INCOME TAXES                        52,309         (4,107)        (3,848)        46,893

NET EARNINGS                                      $ 32,296       $ (2,568)      $ (2,823)      $ 28,188
                                                  ========       ========       ========       ========
BASIC EARNINGS PER SHARE                             $1.43          $(.11)         $(.12)         $1.04
                                                     =====          =====          =====          =====
DILUTED EARNINGS PER SHARE                           $1.42          $(.11)         $(.12)         $1.03
                                                     =====          =====          =====          =====

1998:
Revenues                                          $352,922       $188,425       $135,881       $258,036
Operating earnings                                  55,624         11,804         (4,526)        37,503
Earnings before income taxes                        50,344          6,393         (7,398)        30,655

EARNINGS BEFORE EXTRAORDINARY ITEMS AND
  ACCOUNTING CHANGE                               $ 31,067       $  3,882       $ (3,754)      $ 19,633
Extraordinary items, net of tax                     (1,465)        48,425              -              -
Accounting change, net of tax                        8,193              -              -              -
                                                  --------       --------       --------       --------
NET EARNINGS                                      $ 37,795       $ 52,307       $ (3,754)      $ 19,633
                                                  ========       ========       ========       ========
BASIC EARNINGS PER SHARE BEFORE EXTRAORDINARY
  ITEMS AND ACCOUNTING CHANGE                        $1.39          $ .16          $(.17)         $ .88
Extraordinary items, net of tax                       (.07)          2.16              -              -
Accounting change, net of tax                          .37              -              -              -
                                                     -----          -----          -----          -----
Net earnings                                         $1.69          $2.32          $(.17)         $ .88
                                                     =====          =====          =====          =====
DILUTED EARNINGS PER SHARE BEFORE
  EXTRAORDINARY ITEMS AND ACCOUNTING CHANGE          $1.37          $ .17          $(.17)         $ .87
Extraordinary items, net of tax                       (.06)          2.13              -              -
Accounting change, net of tax                          .36              -              -              -
                                                     -----          -----          -----          -----
Net earnings                                         $1.67          $2.30          $(.17)         $ .87
                                                     =====          =====          =====          =====

                                     10-K/38

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE TRUSTEES AND SHAREHOLDERS OF EASTERN ENTERPRISES:
    We have audited the accompanying consolidated balance sheets of Eastern Enterprises (a Massachusetts voluntary association) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eastern Enterprises and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 15 to the financial statements, effective January 1, 1998, the Company changed its method of accounting for unbilled revenues at Boston Gas Company.

/s/ Arthur Andersen

Arthur Andersen LLP

Boston, Massachusetts
January 21, 2000

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

/s/ J. Atwood Ives         /s/ Walter J. Flaherty          /s/ James J. Harper

    J. Atwood Ives             Walter J. Flaherty              James J. Harper
    Chairman and               Executive Vice President and    Vice President
    Chief Executive Officer    Chief Financial Officer         and Controller

                                     10-K/39

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
    None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
    Information with respect to this item may be found in the sections captioned "Information With Respect To Nominees and Trustees" appearing on pages 47 through 49 and "Section 16(a) Beneficial Ownership Reporting Compliance" appearing on page 56 and "Certain Transactions and Other Disclosures" appearing on page 61 of the 1999 definitive Proxy Statement. Such information is incorporated herein by reference. See also the item captioned "Executive Officers of the Registrant" at the end of Part I hereof.

ITEM 11.  EXECUTIVE COMPENSATION
    Information with respect to this item may be found in the sections captioned "Compensation of Executive Officers" appearing on pages 51 through 54, "Compensation of Trustees" appearing on page 55, "Termination of Employment and Change of Control Arrangements" appearing on page 56, "Compensation Committee Report" appearing on pages 57 through 59 and "Performance Graph" appearing on page 60 of the 2000 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT Information with respect to this item may be found in the sections captioned "Information With Respect To Certain Shareholders" appearing on page 62 and "Stock Ownership of Trustees and Executive Officers" appearing on page 50 of the 2000 definitive Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
    Information with respect to this item may be found in the sections captioned "Compensation of Trustees" appearing on page 55 and "Certain Transactions and Other Disclosures" appearing on page 61 of the 2000 definitive Proxy Statement. Such information is incorporated herein by reference.

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

                                     10-K/40

(3) LIST OF EXHIBITS

 2.1      --  Agreement and Plan of Reorganization dated as of July 14, 1999, by and between Eastern, EE Acquisition Company, Inc. and EnergyNorth, Inc., including Amendment No. 1 dated November 4, 1999 (incorporated by reference to Exhibit 2.1 to Registration Statement on Form S-4 of Eastern Enterprises, dated January 28, 2000 (File No. 333-95693)).*
 2.2      --  Agreement and Plan of Merger, dated as of November 4, 1999, by an among Eastern Enterprises, KeySpan Energy Corporation and ACJ Acquisition LLC (incorporated by reference to Exhibit 2 of Current Report on Form 8-K of KeySpan Energy Corporation dated November 4, 1999 (Commission File No. 001-14161)).*
 2.3      --  Amendment No. 1 to Agreement and Plan of Merger, dated as of
              January 26, 2000, by and among Eastern Enterprises, KeySpan Energy Corporation and ACJ Acquisition LLC.
 3.1      --  Declaration of Trust of Eastern Enterprises, as amended through
              April 27, 1989 (filed as Exhibit 3.1 to Quarterly Report of Eastern Enterprises on Form 10-Q for the quarter ended June 30, 1989 (File No. 1-2297)).*
 3.2      --  By-Laws of Eastern Enterprises, as amended through February 24,
              1999 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K of Eastern for the year ended December 31, 1998 (File No. 1-2297)).*

              (NOTE: Eastern agrees to furnish to the Securities and Exchange Commission upon request a copy of any instrument with respect to long-term debt of Eastern or any of its subsidiaries. Such instruments are not filed herewith since no such instrument authorizes securities in an amount greater than 10% of the total assets of Eastern and its subsidiaries on a consolidated basis.)

 4.1      --  Common Stock Rights Agreement between Eastern and The Bank of New
              York, dated as of February 22, 1990, and Exhibits attached thereto (incorporated by reference to Exhibit 1 to Form 8-K of Eastern dated March 1, 1990 (File No. 1-2297)).*
 4.1.1    --  Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (incorporated by reference to Exhibit 4.1.1 to Annual Report of Eastern on Form 10-K for year ended December 31, 1994 (File No. 1-2297)).*
 4.1.2    --  Amendment No. 2 to Common Stock Rights Agreement, dated as of
              July 22, 1998, between Eastern and BankBoston, N.A. (incorporated by reference to Exhibit 99.1 to Form 8-K of Eastern filed July 28, 1998 (File No. 1-2297)).*
 4.1.3    --  Rights Agreement, dated as of July 22, 1998, between Eastern and
              BankBoston, N.A. (incorporated by reference to Exhibit 99.2 to Form 8-K of Eastern filed July 28, 1998 (File No. 1-2297)).*
10.1      --  Agreement, dated as of September 14, 1999, by and between Boston
              Gas Company, Essex Gas Company, Colonial Gas Company and El Paso Energy Marketing Company (Redacted)+
10.2      --  Eastern's amended and restated Deferred Compensation Plan for
              Trustees, dated April 22, 1998 (incorporated by reference to
              Exhibit 10.5.2 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2297)).*(a)
10.2.1    --  Amendment to Eastern's Amended and Restated Deferred Compensation
              Plan for Trustees, dated as of October 27, 1999. (a)
10.2.2    --  Amendment to Eastern's Amended and Restated Deferred Compensation
              Plan for Trustees, dated as of December 20, 1999. (a)
10.3      --  Eastern's 1982 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-2297)).*(a)
10.4      --  Eastern's 1995 Stock Option Plan (incorporated by reference to
              Exhibit 10.9 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1994 (File No. 1-2297)).*(a)
10.5      --  Eastern's Amended and Restated Supplemental Executive Retirement
              Plan. (a)
10.6      --  Trust Agreement between Eastern and Shawmut Bank of Boston, N.A., as amended (incorporated by reference to Exhibit 10.12 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1990 (File No. 1-2297)).*(a)
10.6.1    --  Amendment to Trust Agreement between Eastern and Shawmut Bank of
              Boston, N.A. (incorporated by reference to Exhibit 10.2 to Quarterly Report of Eastern on Form 10-Q for quarter June 30, 1995 (File No. 1-2297)).*(a)
10.6.2    --  Amendment to Trust Agreement between Eastern and the Key Trust
              Company of Ohio, N.A., as successor trustee, dated December 8, 1995 (incorporated by reference to Exhibit 10.9.2 to Annual Report of Eastern on Form 10-K for year ended December 31, 1995 (File No. 1-2297)).*(a)
10.6.3    --  Amendment to Trust Agreement between Eastern and Key Trust Company of Ohio, N.A., as successor trustee, dated February 25, 1998 (incorporated by reference to Exhibit 10.9.3 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2297)).*(a)
10.6.4    --  Amendment, dated as of September 22, 1999, to Trust Agreement between Eastern and Key Trust Company of Ohio, N.A. (a)
10.7      --  Eastern's Executive Incentive Compensation Plan, as amended
              (incorporated by reference to Exhibit 10.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-2297)).*(a)

10.8.1    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and J. Atwood Ives (incorporated by reference to Exhibit 10.11.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2297)).*(a)
10.8.2    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Fred C. Raskin (incorporated by reference to Exhibit 10.11.2 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2297)).*(a)
10.8.3    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Walter J. Flaherty (incorporated by reference to Exhibit 10.11.3 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2297)).*(a)
10.8.4    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and L. William Law, Jr. (incorporated by reference to Exhibit 10.11.4 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2297)).*(a)
10.8.5    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern, Boston Gas Company and Chester R. Messer (incorporated by reference to Exhibit 10.11.5 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2297)).*(a)
10.8.6    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern, Midland Enterprises Inc. and J. Mark Cook (incorporated by reference to Exhibit 10.11.6. to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2297)).*(a)
10.9      --  Agreement dated November 27, 1991 between Eastern and J. Atwood
              Ives (incorporated by reference to Exhibit 10.14 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991 (File No. 1-2297)).*(a)
10.10     --  Agreement dated October 25, 1991 between Eastern and Richard R.
              Clayton (incorporated by reference to Exhibit 10.15 to the Annual Report of Eastern on Form 10-K for the year ended December 31, 1991 (incorporated by reference to Exhibit 10.14 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1998 (File No. 1-2297)).*(a)
10.11     --  Letter Agreement, dated May 22, 1998, by and between Eastern and
              Richard R. Clayton (incorporated by reference to Exhibit 10.14 to Annual Report of Eastern on Form 10- K for the year ended December 31, 1998 (File No. 1-2297)).*(a)
10.12     --  Employment Agreement, dated as of September 1, 1998, by and between Eastern and Fred C. Raskin (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-2297)).*(a)
10.13     --  Eastern's Retirement Plan for Non-Employee Trustees, as amended
              (incorporated by reference to Exhibit 10.22 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992 (File No. 1-2297)).*(a)
10.13.1   --  Amendment to Eastern's Retirement Plan for Non-Employee Trustees,
              dated December 8, 1995 (incorporated by reference to Exhibit
              10.20.1 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File No. 1-2297)).*(a)
10.14     --  Eastern's 1996 Non-Employee Trustees' Stock Option Plan
              (incorporated by reference to Exhibit 10.21 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File No. 1-2297)).*(a)
10.14.1   --  Amendment to Eastern's 1996 Non-Employee Trustees' Stock Option
              Plan (incorporated by reference to Exhibit 10.21.1 to Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-2297)).*(a)
10.15     --  Eastern's 1992 Restricted Stock Plan (incorporated by reference to
              Exhibit 10.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended March 31, 1992 (File No. 1-2297)).*(a)
10.16     --  Eastern's Restricted Stock Plan for Non-Employee Trustees
              (incorporated by reference to Exhibit 10.24 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1992 (File No. 1-2297)).*(a)
10.16.1   --  Amendment dated as of September 22, 1999, to Eastern's Restricted
              Stock Plan for Non-Employee Trustees (incorporated by reference to
              Exhibit 10.23.1 to Quarterly Report of Eastern on Form 10-Q for the quarter ended September 30, 1999 (File No. 1-2297)).*
10.17     --  Eastern's 1994 Deferred Compensation Plan (incorporated by reference to Exhibit 10.22 to Annual Report of Eastern on Form 10-K for year ended December 31, 1993 (File No. 1-2297)).*(a)
10.17.1   --  Amendment to Eastern's Deferred Compensation Plan, dated December
              8, 1995 (incorporated by reference to Exhibit 10.24.1 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1995 (File No. 1-2297)).*(a)
10.17.2   --  Amendment to Eastern's Deferred Compensation Plan, dated July 25,
              1996 (incorporated by reference to Exhibit 10.24.2 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1996 (File No. 1-2297)).*(a)
10.18     --  Eastern's Enterprises Executive Stock Purchase Loan Plan, as
              amended February 27, 1997 (incorporated by reference to Exhibit
              10.25 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File No. 1-2297)).*

10.19     --  Credit Agreement, dated as of December 31, 1994, by and between
              Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference to Exhibit 10.26 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File No. 1-2297)).*
10.19.1   --  Amendment No. 1 to Credit Agreement, dated as of December 31,
              1995, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference to Exhibit 10.26.1 to Annual Report of Eastern on Form 10-K for the year ended December 31, 1996 (File No. 1-2297)).*
10.19.2   --  Amendment No. 2 to Credit Agreement, dated as of December 31,
              1996, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference to Exhibit 10.26.2 to Annual Report of Eastern on Form 10-K for year ended December 31, 1996 (File No. 1-2297)).*
10.19.3   --  Amendment No. 3 to Credit Agreement, dated as of August 20, 1999, by and among, Eastern, Boston Gas Company and Midland enterprises Inc., the Banks named therein and BankBoston, N.A., individually and as Agent.
13.1      --  Portions incorporated herein of annual report to shareholders for the year ended December 31, 1999. With the exception of the sections captioned "Six-Year Financial Summary" appearing on page 20 and "Stock Price Range" and "Dividends Declared Per Share" appearing on the inside back cover of the said annual report, which are incorporated by reference in Items 5 and 6 of this Form 10-K. Said annual report is not deemed filed as part of this report.
21.1      --  Subsidiaries of the registrant.
23.1      --  Consent of Arthur Andersen LLP.
27.1      --  Financial Data Schedule for the twelve months ended December 31,
              1999.

    Eastern will furnish a copy of any exhibit not included herewith to any holder of Eastern's common stock upon payment of the cost of reproduction and mailing.

(B) REPORTS ON FORM 8-K

    Eastern filed a Current Report on Form 8-K on November 8, 1999.

----------
    *Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities and Exchange Act of 1934, reference is made to the document previously filed with the Commission.

    + Confidential Treatment Requested.

    (a) Indicates a management contract or compensatory plan or arrangement.

                     EASTERN ENTERPRISES AND SUBSIDIARIES

                 INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                              DECEMBER 31, 1999
         (SUBMITTED IN ANSWER TO ITEMS 14(A)(1) AND (2) OF FORM 10-K,
                     SECURITIES AND EXCHANGE COMMISSION)

                             FINANCIAL STATEMENTS

EASTERN ENTERPRISES AND SUBSIDIARIES:
Report of independent public accountants on schedules ...............       F-2
Consent of independent public accountants ...........................       F-2

                      SCHEDULES (PAGES F-3 THROUGH F-5)

II Valuation of Qualifying accounts and reserves

    Schedules not listed above are omitted as not applicable or not required under the rules of Regulation S-X.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS ON SCHEDULES

TO EASTERN ENTERPRISES:
    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements included in Eastern Enterprises Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 21, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in the index on page F-1 are the responsibility of Eastern's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subject to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          /s/ Arthur Andersen

                                              Arthur Andersen LLP

Boston, Massachusetts
January 21, 2000


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our reports, dated January 21, 2000, included in, and incorporated by reference into, Eastern Enterprises Annual Report on this Form 10-K for the year ended December 31, 1999, into Eastern's previously filed Post-Effective Amendment No. 1 to Form S-16 Registration Statement No. 2-71614 on Form S-3, Form S-4 Registration Statements No. 333-69039 and No. 333-95693, and Form S-8 Registration Statements No. 2-77146, No. 33-19990, No. 33-40862, No. 33-56424, No. 33-58873 and No. 333-88967.

                                          /s/ Arthur Andersen
                                              Arthur Andersen LLP

Boston, Massachusetts
March 9, 2000


                                                                                                                       SCHEDULE II

                                               EASTERN ENTERPRISES AND SUBSIDIARIES

                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                               FOR THE YEAR ENDED DECEMBER 31, 1999
                                                          (IN THOUSANDS)

                                                                              ADDITIONS               DEDUCTIONS
                                                                    ---------------------------       ----------
                                                                                                       CHARGES
                                                                     CHARGED                          FOR WHICH
                                                     BALANCE         TO COSTS          CHARGED         RESERVES          BALANCE
                                                   DECEMBER 31,        AND            TO OTHER           WERE          DECEMBER 31,
DESCRIPTION                                           1998           EXPENSES         ACCOUNTS         CREATED            1999
-----------                                           ----           --------         --------         -------            ----
Reserves deducted from assets --
  Reserves for doubtful accounts ................   $ 17,070          $12,005         $ 3,176          $(13,391)         $ 18,860
                                                    ========          =======         =======          ========          ========
  Reserves for loss on inventory ................   $     --          $   234         $    --          $     --          $    234
                                                    ========          =======         =======          ========          ========
  Reserves for loss on investments ..............   $     19          $    --         $    --          $     --          $     19
                                                    ========          =======         =======          ========          ========
Reserves included in liabilities --
  Reserve for postretirement health care ........   $ 97,197          $ 5,781         $ 4,857          $ (8,211)         $ 99,624
  Reserves for employee benefits ................     29,716           16,722           7,345           (13,290)           40,493
  Reserves for environmental expenses ...........     25,115              249             850            (4,340)           21,874
  Reserves for insurance claims .................     12,269            5,497           3,268            (8,863)           12,171
  Other .........................................     11,157              286              --            (1,190)           10,253
                                                    ========          =======         =======          ========          ========
    Total liability reserves ....................   $175,454          $28,535         $16,320          $(35,894)         $184,415
                                                    ========          =======         =======          ========          ========


                                                                                                                       SCHEDULE II

                                               EASTERN ENTERPRISES AND SUBSIDIARIES

                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                               FOR THE YEAR ENDED DECEMBER 31, 1998
                                                          (IN THOUSANDS)

                                                                              ADDITIONS               DEDUCTIONS
                                                                    ---------------------------       ----------
                                                                                                       CHARGES
                                                                     CHARGED                          FOR WHICH
                                                     BALANCE         TO COSTS          CHARGED         RESERVES          BALANCE
                                                   DECEMBER 31,        AND            TO OTHER           WERE          DECEMBER 31,
DESCRIPTION                                           1997           EXPENSES         ACCOUNTS         CREATED            1998
-----------                                           ----           --------         --------         -------            ----
Reserves deducted from assets --
  Reserves for doubtful accounts ................   $ 17,220          $ 5,062         $   120          $ (5,332)         $ 17,070
                                                    ========          =======         =======          ========          ========
  Reserves for loss on investments ..............   $     19          $    --         $    --          $     --            $   19
                                                    ========          =======         =======          ========          ========
Reserves included in liabilities --
  Reserve for postretirement health care ........   $ 98,382          $ 5,540         $    --          $ (6,725)         $ 97,197
  Reserve for coal miner's retiree health care ..     76,500          (74,500)             --            (2,000)               --
  Reserves for employee benefits ................     25,236           14,092           1,486           (11,098)           29,716
  Reserves for environmental expenses ...........     25,920               71              82              (958)           25,115
  Reserves for insurance claims .................     13,171            5,029           1,968            (7,899)           12,269
  Other .........................................     16,319              377             921            (6,460)           11,157
                                                    --------          -------         -------          --------          --------
    Total liability reserves ....................   $255,528          $(49,391)       $ 4,457          $(35,140)         $175,454
                                                    ========          =======         =======          ========          ========


                                                                                                                       SCHEDULE II

                                               EASTERN ENTERPRISES AND SUBSIDIARIES

                                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                               FOR THE YEAR ENDED DECEMBER 31, 1997
                                                          (IN THOUSANDS)

                                                                              ADDITIONS               DEDUCTIONS
                                                                    ---------------------------       ----------
                                                                                                       CHARGES
                                                                     CHARGED                          FOR WHICH
                                                     BALANCE         TO COSTS          CHARGED         RESERVES          BALANCE
                                                   DECEMBER 31,        AND            TO OTHER           WERE          DECEMBER 31,
DESCRIPTION                                           1996           EXPENSES         ACCOUNTS         CREATED            1997
-----------                                           ----           --------         --------         -------            ----
Reserves deducted from assets --
  Reserves for doubtful accounts ................   $ 17,301          $ 5,818         $   167          $ (6,066)         $ 17,220
                                                    ========          =======         =======          ========          ========
  Reserves for loss on investments ..............   $     19          $    --         $    --          $     --            $   19
                                                    ========          =======         =======          ========          ========
Reserves included in liabilities --
  Reserve for postretirement health care ........   $100,446          $ 4,578         $    --          $ (6,642)         $ 98,382
  Reserve for coal miner's retiree health care ..     77,308               --              --              (808)           76,500
  Reserves for employee benefits ................     24,624            9,690             907            (9,985)           25,236
  Reserves for environmental expenses ...........     26,809               --             122            (1,011)           25,920
  Reserves for insurance claims .................     12,838            7,348            (530)           (6,485)           13,171
  Other .........................................     17,680            6,304              41            (7,706)           16,319
                                                    --------          -------         -------          --------          --------
    Total liability reserves ....................   $259,705          $27,920         $   540          $(32,637)         $255,528
                                                    ========          =======         =======          ========          ========

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        EASTERN ENTERPRISES
                                        Registrant

                                        By /s/  JAMES J. HARPER
                                          ------------------------------------
                                                JAMES J. HARPER
                                                Vice President and Controller
                                                (Chief Accounting Officer)

Date: March 10, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of March, 2000.

SIGNATURE                               TITLE

                                        Chairman and Chief Executive Officer and
/s/ J. ATWOOD IVES                      Trustee
--------------------------------
    J. ATWOOD IVES


/s/ FRED C. RASKIN                      President and Chief Operating Officer
--------------------------------
    FRED C. RASKIN

                                        Executive Vice President and Chief
/s/ WALTER J. FLAHERTY                  Financial Officer
--------------------------------
    WALTER J. FLAHERTY


/s/ JAMES R. BARKER                     Trustee
--------------------------------
    JAMES R. BARKER


/s/ RICHARD R. CLAYTON                  Trustee
--------------------------------
    RICHARD R. CLAYTON


/s/ JOHN D. CURTIN, JR.                 Trustee
--------------------------------
    JOHN D. CURTIN, JR.


/s/ SAMUEL FRANKENHEIM                  Trustee
--------------------------------
    SAMUEL FRANKENHEIM


/s/ LEONARD R. JASKOL                   Trustee
--------------------------------
    LEONARD R. JASKOL


/s/ WENDELL J. KNOX                     Trustee
--------------------------------
    WENDELL J. KNOX


/s/ F. L. PUTNAM, JR.                   Trustee
--------------------------------
    F. L. PUTNAM, JR.


/s/ RINA K. SPENCE                      Trustee
--------------------------------
    RINA K. SPENCE


/s/ DAVID B. STONE                      Trustee
--------------------------------
    DAVID B. STONE

                                EXHIBIT INDEX

    See Item 14(a)(3), "List of Exhibits," for statement of the location of exhibits incorporated by reference.

EXHIBIT

 2.1      --  Agreement and Plan of Reorganization, dated as of July 14, 1999 by and between Eastern, EE Acquisition Company, Inc. and EnergyNorth, Inc., including Amendment No. 1 dated November 4, 1999 (incorporated by reference).
 2.2      --  Agreement and Plan of Merger, dated as of November 4, 1999, by and among Eastern Enterprises, KeySpan Energy Corporation and ACJ Acquisition LLC (incorporated by reference).
 2.3      --  Amendment No. 1 to Agreement and Plan of Merger, dated as of
              January 26, 2000, by and among Eastern Enterprises, KeySpan Energy Corporation and ACJ Acquisition LLC.
 3.1      --  Declaration of Trust of Eastern Enterprises, as amended through
              April 27, 1989 (incorporated by reference).
 3.2      --  By-Laws of Eastern Enterprises, as amended through February 24,
              1999 (incorporated by reference).
 4.1      --  Common Stock Rights Agreement between Eastern and The Bank of New
              York, dated as of February 22, 1990, and Exhibits attached thereto (incorporated by reference).
 4.1.1    --  Agreement between Eastern and The First National Bank of Boston, dated January 30, 1995 (incorporated by reference).
 4.1.2    --  Amendment No. 2 to Common Stock Rights Agreement, dated as of
              July 22, 1998, between Eastern and BankBoston, N.A. (incorporated by reference).
 4.1.3    --  Rights Agreement, dated as of July 22, 1998, between Eastern and
              BankBoston, N.A. (incorporated by reference).
10.1      --  Agreement, dated as of September 14, 1999, by and between Boston
              Gas Company, Essex Gas Company, Colonial Gas Company and El Paso Energy Marketing Company (Redacted)+
10.2      --  Eastern's amended and restated Deferred Compensation Plan for
              Trustees, dated April 22, 1998 (incorporated by reference).
10.2.1    --  Amendment to Eastern's Amended and Restated Deferred Compensation
              Plan For Trustees, dated as of October 27, 1999.
10.2.2    --  Amendment to Eastern's Amended and Restated Deferred Compensation
              Plan For Trustees, dated as of December 20, 1999.
10.3      --  Eastern's 1982 Stock Option Plan, as amended (incorporated by reference).
10.4      --  Eastern's 1995 Stock Option Plan (incorporated by reference).
10.5      --  Eastern's Amended and Restated Supplemental Executive Retirement
              Plan.
10.6      --  Trust Agreement between Eastern and Shawmut Bank of Boston N.A., as amended (incorporated by reference).
10.6.1    --  Amendment to Trust Agreement between Eastern and Shawmut Bank of
              Boston, N.A. (incorporated by reference).
10.6.2    --  Amendment to Trust Agreement between Eastern and the Key Trust
              Company of Ohio, N.A., as successor trustee, dated December 8, 1995 (incorporated by reference).
10.6.3    --  Amendment to Trust Agreement between Eastern and Key Trust Company of Ohio, N.A., as successor trustee, dated February 25, 1998 (incorporated by reference).
10.6.4    --  Amendment, dated as of September 22, 1999, to Trust Agreement between Eastern and Key Trust Company of Ohio, N.A.
10.7      --  Eastern's Executive Incentive Compensation Plan, as amended
              (incorporated by reference).
10.8.1    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and J. Atwood Ives (incorporated by reference).
10.8.2    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Fred C. Raskin (incorporated by reference).
10.8.3    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and Walter J. Flaherty (incorporated by reference).
10.8.4    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern and L. William Law, Jr. (incorporated by reference).
10.8.5    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern, Boston Gas Company and Chester R. Messer (incorporated by reference).
10.8.6    --  Change of Control Agreement, dated as of September 22, 1999, by and between Eastern, Midland Enterprises Inc. and J. Mark Cook (incorporated by reference).
10.9      --  Agreement dated November 27, 1991 between Eastern and J. Atwood
              Ives (incorporated by reference).
10.10     --  Agreement dated October 25, 1991 between Eastern and Richard R.
              Clayton (incorporated by reference).
10.11     --  Letter Agreement, dated May 22, 1998, by and between Eastern and
              Richard R. Clayton (incorporated by reference).
10.12     --  Employment Agreement, dated as of September 1, 1998, by and between Eastern and Fred C. Raskin (incorporated by reference).
10.13     --  Eastern's Retirement Plan for Non-Employee Trustees, as amended
              (incorporated by reference).
10.13.1   --  Amendment to Eastern's Retirement Plan for Non-Employee Trustees,
              dated December 8, 1995 (incorporated by reference).

10.14     --  Eastern's 1996 Non-Employee Trustees' Stock Option Plan
              (incorporated by reference).
10.14.1   --  Amendment to Eastern's 1996 Non-Employee Trustees' Stock Option
              Plan (incorporated by reference).
10.15     --  Eastern's 1992 Restricted Stock Plan (incorporated by reference).
10.16     --  Eastern's Restricted Stock Plan for Non-Employee Trustees
              (incorporated by reference).
10.16.1   --  Amendment, dated as of September 22, 1999, to Eastern's Restricted
              Stock Plan for Non-Employee Trustees (incorporated by reference).
10.17     --  Eastern's 1994 Deferred Compensation Plan (incorporated by reference).
10.17.1   --  Amendment to Eastern's Deferred Compensation Plan, dated December
              8, 1995 (incorporated by reference).
10.17.2   --  Amendment to Eastern's Deferred Compensation Plan, dated July
              25, 1996 (incorporated by reference).
10.18     --  Eastern Enterprises Executive Stock Purchase Loan Plan, as amended
              February 27, 1997 (incorporated by reference).
10.19     --  Credit Agreement, dated as of December 31, 1994, by and between
              Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference).
10.19.1   --  Amendment No. 1 to Credit Agreement, dated as of December 31,
              1995, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference).
10.19.2   --  Amendment No. 2 to Credit Agreement, dated as of December 31,
              1996, by and among Eastern, Boston Gas, Midland, the Banks named therein and The First National Bank of Boston, individually and as Agent (incorporated by reference).
10.19.3   --  Amendment No. 3 to Credit Agreement, dated as of August 20, 1999, by and among, Eastern, Boston Gas Company and Midland Enterprises Inc., the Banks named therein and BankBoston, N.A., individually and as Agent.
13.1      --  Portions incorporated herein of annual report to shareholders for the year ended December 31, 1999.
21.1      --  Subsidiaries of the registrant.
23.1      --  Consent of Arthur Andersen LLP.
27.1      --  Financial Data Schedule for the twelve months ended
              December 31, 1999.

----------
+ Confidential Treatment Requested.