Form 10-K/A
period 1999-12-31
EASTERN ENTERPRISES
filed 2000-03-13
CIK 311259

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


The purpose of this Form 10-K/A is to correct Exhibit 13.1. The 1998 column in the "Six-Year Financial Review" contained an incorrect amount for per share earnings from discontinued operations and accounting change. In addition the "Dividends Declared Per Share" columnar headings were incorrectly labeled. The 1998 columnar heading should be labeled 1999 and 1997 heading should be labeled 1998.

                                                                                                                   Exhibit 13.1

                                                    SIX-YEAR FINANCIAL REVIEW

Years ended December 31,                               1999         1998           1997           1996         1995         1994
----------------------------------------------------------------------------------------------------------------------------------
(In thousands, except per share amounts)
REVENUES:
  Natural gas distribution                         $690,809     $667,106     $  754,481     $  755,391     $698,123     $708,694
  Marine transportation                             267,269      261,061        269,259        301,880      296,339      264,692
  Other services                                     20,624        7,097           --             --           --           --
                                                   -----------------------------------------------------------------------------
    TOTAL REVENUES                                  978,702      935,264      1,023,740      1,057,271      994,462      973,386

OPERATING EARNINGS:
  Natural gas distribution                          101,359       88,913         87,773         77,291       69,264       73,438
  Marine transportation                              21,114       26,634         34,614         58,415       57,828       35,805
  Other services                                     (2,932)      (9,043)        (1,481)          --           --           --
  Headquarters                                       (6,102)      (6,099)        (5,589)        (5,472)      (5,756)      (4,221)
                                                   -----------------------------------------------------------------------------
    TOTAL OPERATING EARNINGS                        113,439      100,405        115,317        130,234      121,336      105,022

OTHER INCOME (EXPENSE):
  Interest income                                     7,964        7,582          8,997          9,419        5,633        1,953
  Interest expense                                  (39,136)     (33,584)       (37,411)       (37,290)     (41,273)     (41,001)
  Other, net                                          8,980        5,591         (4,033)          (114)       4,109        2,546
                                                   -----------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                       91,247       79,994         82,870        102,249       89,805       68,520
  Provision for income taxes                         36,154       29,166         26,954         37,748       26,244       26,311
                                                   -----------------------------------------------------------------------------
EARNINGS FROM CONTINUING OPERATIONS BEFORE
 EXTRAORDINARY ITEMS AND ACCOUNTING CHANGE           55,093       50,828         55,916         64,501       63,561       42,209
Discontinued operations and accounting change (1)      --          8,193           --             --           --         12,212
Extraordinary items(2)                                 --         46,960           --             --         (6,500)        --
                                                   -----------------------------------------------------------------------------
NET EARNINGS                                       $ 55,093     $105,981     $   55,916     $   64,501     $ 57,061     $ 54,421
                                                   -----------------------------------------------------------------------------
NUMBER OF COMMON SHARES:
  Outstanding at year end                            27,114       22,525         22,383         22,248       22,097       22,272
  Diluted weighted average                           24,254       22,680         22,498         22,414       22,171       22,626

DILUTED PER SHARE DATA:
 EARNINGS FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS AND ACCOUNTING CHANGE(3)        $2.27        $2.24          $2.49          $2.88        $2.87        $1.87
 Discontinued operations and accounting change(1)      --           0.36           --             --           --           0.54
 Extraordinary items(2)                                --           2.07           --             --          (0.30)        --
                                                   -----------------------------------------------------------------------------
NET EARNINGS                                          $2.27        $4.67          $2.49          $2.88        $2.57        $2.41
                                                   =============================================================================

 Dividends declared                                  $ 1.69       $ 1.65         $ 1.61         $ 1.51       $ 1.42       $ 1.40
 Shareholders' equity                                 27.83        24.24          21.64          20.72        19.30        18.09

FINANCIAL STATISTICS AND RATIOS:
  Cash from operating activities                 $  113,931   $  134,256     $  146,640     $  128,439   $  163,359   $  121,885
  Capital expenditures                               88,117      113,712         89,216        119,783       85,352       64,014
  Depreciation and amortization                      81,373       75,521         71,322         67,229       64,005       61,197
  Total assets                                    2,019,757    1,518,612      1,530,365      1,514,853    1,463,924    1,422,830
  Long-term debt                                    515,232      385,519        371,492        367,683      379,018      387,901
  Shareholders' equity                              754,630      546,069        484,470        461,013      426,473      403,004
  Debt/equity ratio                                   41/59        41/59          43/57          44/56        47/53        49/51
  Return on total capital(4)                            7.0%         8.0%           9.3%          10.6%        10.9%         8.5%
  Return on equity(4)                                   8.5%         9.9%          11.9%          14.6%        15.4%        10.6%

----------------------------------------------------------------------------------------------------------------------------------
(1) Includes accounting change to adopt accrual method for unbilled revenue in 1998, and results from Water Products Group net of tax in 1994.
(2) Provision (credits) for Coal Act liabilities of $(74,500) and $10,000 pre-tax in 1998 and 1995, respectively, and loss on early extinguishment of debt of $2,255 pre-tax in 1998.
(3) Basic earnings per share from continuing operations before extraordinary items and accounting change were $2.28, $2.26, $2.50,
    $2.90, $2.88 and $1.87 for 1999 through 1994, respectively.
(4) Based on earnings from continuing operations before extraordinary items and accounting change.

STOCK PRICE RANGE

                  1999                     1998
QUARTER    HIGH           LOW         HIGH        LOW
-------    ----           ---         ----        ---
FIRST     $45           $36 3/8     $45 5/8     $40 3/8
SECOND     40 9/16       33 1/2      44 3/4      37 5/8
THIRD      47 3/8        38 1/16     43 1/2      38 1/4
FOURTH     57 7/16       46          44 1/4      40

DIVIDENDS DECLARED PER SHARE

QUARTER          1999                     1998
-------          ----                     ----
FIRST           $ .42                    $ .41
SECOND            .42                      .41
THIRD             .42                      .41
FOURTH            .43                      .42
                -----                    -----
TOTAL           $1.69                    $1.65
                =====                    =====

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

Date: March 13, 2000