Form 10-Q
period 2000-03-31
EASTERN ENTERPRISES
filed 2000-04-28
CIK 311259

                                    Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2000
                              ------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   --------------

Commission File Number 1-2297


                               EASTERN ENTERPRISES
             ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                MASSACHUSETTS                          04-1270730
       ------------------------------               --------------
      (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)


                 9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02493
           ------------------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

                               781-647-2300
           -------------------------------------------------------
               (Registrant's telephone number, including area code)

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

The number of shares of Common Stock outstanding of Eastern Enterprises as of April 27, 2000 was 27,146,678.

                                                                  Form 10-Q
                                                                  Page  2

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statements of Operations
-------------------------------------
                                                                               Three months ended March 31,
 (In thousands, except per share amounts)                                           2000               1999
-----------------------------------------------------------------------------------------------------------
Revenues                                                                        $433,695           $344,829
Operating costs and expenses:
  Operating costs                                                                283,000            229,988
  Selling, general & admini-
      strative expenses                                                           35,502             31,230
  Depreciation & amortization                                                     33,077             25,665
                                                                                --------            -------
                                                                                 351,579            286,883
                                                                                --------            -------
Operating earnings                                                                82,116             57,946
Other income (expense):
  Interest income                                                                    634              2,217
  Interest expense                                                               (12,124)            (8,779)
  Other, net                                                                         203                925
                                                                                --------             ------
Earnings before income
  taxes                                                                           70,829             52,309
Provision for income taxes                                                        29,790             20,013
                                                                                --------             ------
Net earnings                                                                    $ 41,039            $32,296
                                                                                ========            =======
Basic earnings per share                                                        $   1.51            $  1.43
                                                                                ========            =======
Diluted earnings per share                                                      $   1.50            $  1.42
                                                                                ========            =======
Dividends per share                                                             $    .43            $   .42
                                                                                ========            =======


The accompanying notes are an integral part of these financial statements.

                                                                From 10-Q
                                                                Page 3

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------
                                                                     March 31,       December 31,            March 31,
(In thousands)                                                            2000               1999                 1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                      $31,722           $ 44,332             $178,818
  Receivables, less reserves                                           194,208            135,409              158,308
  Inventories                                                           39,326             74,555               37,837
  Deferred gas costs                                                    24,626             64,503                    -
  Other current assets                                                   5,443              5,008                3,920
                                                                     ---------          ---------            ---------
     Total current assets                                              295,325            323,807              378,883

Property and equipment, at cost                                      2,202,855          2,197,156            1,731,589
   Less--accumulated depreciation                                      929,594            906,953              772,010
                                                                     ---------          ---------            ---------

      Net property and equipment                                     1,273,261          1,290,203              959,579

  Goodwill, less amortization                                          245,613            247,137                    -
  Deferred postretirement health care
    costs                                                               71,420             72,760               77,228
  Investments                                                           13,444             14,671               14,965
  Deferred charges and other costs,
    less amortization                                                   71,860             71,179               71,622
                                                                    ----------         ----------           ----------
    Total other assets                                                 402,337            405,747              163,815
                                                                    ----------         ----------           ----------

     Total assets                                                   $1,970,923         $2,019,757           $1,502,277
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

                                                                   Form 10-Q
                                                                   Page 4

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------
                                                                         March 31,          December 31,            March 31,
(In thousands)                                                                2000                  1999                 1999
-----------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                             $71,551             $ 123,251             $  7,353
  Accounts payable                                                          52,517                75,770               48,002
  Accrued expenses                                                          75,294                37,516               62,529
  Other current liabilities                                                 47,835                50,234               43,501
                                                                          --------             ---------             --------
     Total current liabilities                                             247,197               286,771              161,385

Gas inventory financing                                                     22,202                54,020               32,554

Long-term debt                                                             513,997               515,232              384,307

Reserves and other liabilities:

  Deferred income taxes                                                    176,372               179,426              137,136
  Postretirement health care                                                99,430               100,016               96,739
  Preferred stock of subsidiary                                             26,462                26,454               29,368
  Other reserves                                                           100,417               103,208               90,647
                                                                           -------               -------              -------
      Total reserves and other
         liabilities                                                       402,681               409,104              353,890

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized shares -- 50,000,000;
   Issued shares -- 27,163,570 at
     March 31, 2000; 27,131,090 at
     December 31, 1999, and 22,634,750
     at March 31, 1999                                                      27,164                27,131               22,635
  Capital in excess of par value                                           245,720               244,449               55,270
  Retained earnings                                                        513,120               483,710              493,418
  Accumulated other comprehensive
    (loss)                                                                    (575)                  (77)                (823)
  Treasury stock at cost - 16,892
     shares at March 31, 2000 and
     December 31, 1999; 10,461 shares
     at March 31, 1999                                                        (583)                 (583)                (359)
                                                                        ----------            ----------           ----------
       Total shareholders' equity                                          784,846               754,630              570,141
                                                                        ----------            ----------           ----------

     Total liabilities and
       shareholders' equity                                             $1,970,923            $2,019,757           $1,502,277
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

                                                                Form 10-Q
                                                                Page 5

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash flows
------------------------------------
                                                                                               Three months ended March 31,
(In thousands)                                                                                      2000               1999
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                                  $ 41,039           $ 32,296
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                                                   33,077             25,665
  Income taxes and tax credits                                                                    26,487             14,597
  Net gain on sale of assets                                                                         (40)              (267)
  Other changes in assets and liabilities:
    Receivables                                                                                  (58,799)           (53,176)
    Inventories                                                                                   35,230             18,030
    Deferred gas costs                                                                            39,877             54,642
    Accounts payable                                                                             (23,254)            (8,338)
    Other                                                                                          5,753             11,040
                                                                                                --------           --------
  Net cash provided by operating activities                                                       99,370             94,489
                                                                                                --------           --------
Cash flows from investing activities:
  Capital expenditures                                                                           (15,112)            (9,552)
  Proceeds on sale of assets                                                                       4,261              1,941
  Investments                                                                                     (3,834)            (1,944)
  Other                                                                                           (1,252)              (118)
                                                                                                --------           --------
  Net cash used by investing activities                                                          (15,937)            (9,673)
                                                                                                --------           --------
Cash flows from financing activities:
  Dividends paid                                                                                 (11,621)            (9,455)
  Repayment of long-term debt                                                                     (1,410)            (1,260)
  Changes in notes payable                                                                       (51,509)           (35,985)
  Changes in gas inventory financing                                                             (31,818)           (20,090)
  Other                                                                                              315                956
                                                                                                --------           --------
Net cash used by financing activities                                                            (96,043)           (65,834)
                                                                                                --------           --------
Net increase (decrease) in cash and cash equivalents                                             (12,610)            18,982
Cash and cash equivalents at beginning of year                                                    44,332            159,836
                                                                                                --------           --------
Cash and cash equivalents at the end of the period                                                31,722            178,818
Short-term investments                                                                                 -                  -
                                                                                                --------           --------
Cash and short-term investments                                                                 $ 31,722           $178,818
                                                                                                ========           ========

The accompanying notes are an integral part of these financial statements.

                                                                Form 10-Q
                                                                Page 6





                                        EASTERN ENTERPRISES AND SUBSIDIARIES
                                            NOTES TO FINANCIAL STATEMENTS
                                                   March 31, 2000


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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this Form 10-Q. Therefore these interim financial statements should be read in conjunction with Eastern's 1999 Annual Report filed on Form 10-K with the Securities and Exchange Commission.

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:

                                                                    Three months ended
                                                                         March 31,
(In thousands)                                                  2000                 1999
-----------------------------------------------------------------------------------------
Weighted average shares                                       27,138               22,600
Dilutive effect of options                                       239                  126
                                                              ------               ------
Adjusted weighted average shares                              27,377               22,726
                                                              ======               ======

Comprehensive Income

The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the three months ended March 31:

                                                                Form 10-Q
                                                                Page 7

                      Unrealized Holding       Reclassification
                      Gains (Losses) on        Adjustments for                Other
                         Investments            (Gains) Losses            Comprehensive
                      Arising During the      Included in Net             Income (Loss)
(In thousands)             Period                 Income
----------------------------------------------------------------------------------------
1999
Pretax loss                     $ (852)                $ (253)                $(1,105)
Income tax credit                 (298)                   (89)                   (387)
                                ------                 ------                 -------
   Net change                   $ (554)                $ (164)                $  (718)
                                ======                 ======                 =======

2000
Pretax loss                     $  (74)                $ (692)                $  (766)
Income tax credit                  (26)                  (242)                   (268)
                                ------                 ------                 -------
   Net change                   $  (48)                $ (450)                $  (498)
                                ======                 ======                 =======


2.  Planned Merger with KeySpan

On November 4, 1999 Eastern signed a definitive agreement that provides for the merger of Eastern with a wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), with Eastern surviving the merger and becoming a wholly-owned subsidiary of KeySpan. In the merger, holders of Eastern common stock will receive $64.00 in cash plus, in certain circumstances, an accrued dividend, per share of Eastern common stock, as well as an additional $0.006 per share per day for each day the merger has not closed beginning on the later of (a) August 4, 2000 or (b) ninety days after the state of New Hampshire gives final regulatory approval to Eastern's acquisition of EnergyNorth, Inc. (see below). The transaction, which is subject to receipt of regulatory approvals, is hoped to close in the early fall of 2000. The merger was approved by Eastern shareholders on April 26, 2000.

3.  Planned Merger with EnergyNorth, Inc.

Under a definitive agreement signed in 1999, Eastern expects to acquire EnergyNorth, Inc. ("EnergyNorth") for approximately $203 million in cash simultaneously with Eastern's merger with KeySpan. If the KeySpan merger is terminated, the agreement provides for Eastern to acquire EnergyNorth for approximately $78 million in cash and 1.7 million in Eastern shares, subject to a collar arrangement.

The transaction is subject to receipt of regulatory approvals. A regulatory settlement agreement has been filed with the New Hampshire Public Utilities Commission and a final order is expected shortly. The merger was approved by EnergyNorth shareholders on April 27, 2000.

4.  Business Segments

Eastern's reportable business segment information for revenues and operating earnings is presented below:

Revenues:                                                  Three months ended March 31,
(In thousands)                                                 2000               1999
--------------------------------------------------------------------------------------
Natural Gas Distribution                                   $355,782           $280,283
Marine Transportation                                        71,270             61,326
Other Services                                                6,643              3,220
                                                           --------           --------
                                                           $433,695           $344,829
                                                           ========           ========

                                                                Form 10-Q
                                                                Page 8



Operating Earnings:                                        Three months ended March 31,
(In thousands)                                                 2000               1999
--------------------------------------------------------------------------------------
Natural Gas Distribution                                    $81,185            $57,294
Marine Transportation                                         3,075              3,141
Other Services                                                 (425)            (1,296)
Headquarters                                                 (1,719)            (1,193)
                                                            -------            -------
                                                            $82,116            $57,946
                                                            =======            =======

5.  Inventories

The components of inventories were as follows:

                                                           March 31,       December 31,          March 31,
(In thousands)                                                 2000               1999               1999
---------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                   $22,958            $57,935            $26,072
Other materials, supplies and
  marine fuels                                               16,368             16,620             11,765
                                                            -------            -------            -------
                                                            $39,326            $74,555            $37,837
                                                            =======            =======            =======

6.  Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information:

                                                                                        Three months ended March 31,
                 (In thousands)                                                               2000              1999
                 ---------------------------------------------------------------------------------------------------
                 Cash paid during the year for:
                   Interest, net of amounts capitalized                                     $4,493           $1,453
                   Income taxes                                                             $3,251           $4,952

                                                                Form 10-Q
                                                                Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In November 1999 Eastern signed a definitive agreement to be acquired by KeySpan Corporation ("KeySpan") for $64.00 per share in cash, as discussed in Note 2 of Notes to Financial Statements. Such information is incorporated herein by reference. The transaction is hoped to close in the early fall of 2000.

In 1999 Eastern  signed a  definitive  agreement  to acquire  EnergyNorth,  Inc.
("EnergyNorth") for approximately $203 million in cash simultaneously with Eastern's merger with KeySpan, as discussed in Note 3. If the KeySpan merger is terminated, the agreement provides for Eastern to acquire EnergyNorth for approximately $78 million in cash and 1.7 million in Eastern shares, subject to a collar arrangement.

RESULTS OF OPERATIONS

Natural Gas Distribution

The natural gas distribution segment includes the operations of Boston Gas Company, Essex Gas Company and Colonial Gas Company, which Eastern acquired in August 1999. The 27% increase in revenues primarily reflects the inclusion of Colonial Gas revenues ($86 million) and growth in throughput ($10 million), partially offset by the pass through of lower gas costs ($16 million), the impact of warmer weather ($4 million) and the migration of customers from firm sales to transportation-only service ($3 million). The pass through of gas costs and the migration of customers to transportation-only service have no impact on operating earnings. Weather for the quarter was 7% warmer than normal and 2% warmer than the first quarter of 1999.

Operating earnings for 2000 increased by $23.9 million, primarily reflecting inclusion of Colonial Gas operations ($27.4 million) and growth in throughput ($4 million), partially offset by a cumulative adjustment for prior years which increased gas costs by $3 million, higher labor charges ($3 million), the impact of warmer weather ($1 million) and the absence of a pension settlement gain ($1 million) recognized in 1999.

Marine Transportation

First quarter revenues increased 16% over last year on higher coal shipments by electric utility customers and increased demand for industrial raw materials. Market rates for spot business improved as a result of stronger demand for transportation services and a slightly reduced industry-wide supply of barges. In addition, fuel adjustment mechanisms contained in multi-year and annual contracts further increased revenues reflecting a portion of the 80% increase in fuel prices as compared to the first quarter of 1999. As a result of these factors, rates per ton mile increased 6% for the quarter. First quarter tonnage increased 14%, while ton miles increased 10%, reflecting a shorter average length of haul.

                                                                Form 10-Q
                                                                Page 10


Operating conditions were generally improved as compared to 1999, with reduced winter icing and flooding. Although fleet productivity improved over 1999, operating costs increased 21%, mainly as a result higher fuel prices. The Company estimates the net impact of higher fuel costs reduced operating earnings by approximately $2.0 million, as compared to 1999. Terminal operating results were also lower than in 1999, reflecting higher fuel costs and lower throughput. As a result of these factors, operating earnings were essentially unchanged from the prior year.

Other Services

First quarter revenues for other services increased from $3.2 million in 1999 to $6.6 million in 2000, primarily reflecting the results of Transgas, which was acquired as part of Colonial Gas. Transgas results also accounted for more than half the reduction of the other services operating loss for the first quarter.

Other

The $4.9 million increase in net interest expense reflects the inclusion of $2.8 million interest expense for Colonial Gas and the use of $150.1 million of cash in the Colonial Gas acquisition.

The increase in the effective tax rate from 38% to 42% primarily reflects Colonial Gas goodwill amortization.

The 20% increase in diluted shares outstanding reflects the issuance of approximately 4.2 million shares of stock in the Colonial Gas acquisition.

YEAR 2000 ISSUES

Eastern continued to monitor its systems through the end of the first quarter of 2000, including the quarter closing activity. No significant year 2000 errors or discrepancies were detected and no costs were incurred. Eastern will no longer report on Year 2000 issues.

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

                                                                  Form 10-Q
                                                                  Page 11

LIQUIDITY AND CAPITAL RESOURCES

Management believes that projected cash flows from operations, in combination with currently available resources, will be more than sufficient to meet Eastern's 2000 capital expenditure requirements and working capital requirements, potential funding of its environmental liabilities, normal debt repayments and anticipated dividends to shareholders. Management expects KeySpan to provide the funds needed for the acquisition of EnergyNorth. If the KeySpan agreement is terminated, management expects the EnergyNorth acquisition to be funded through a combination of internal sources and additional borrowings.

Consolidated capital expenditures are budgeted at approximately $107 million, with about 90% at natural gas distribution segment and the balance at marine transportation.

                                                                Form 10-Q
                                                                Page 12

                           PART II. OTHER INFORMATION

Item 2.  Changes in Securities

Eastern issued an aggregate of 9,286 shares of its common stock on January 26, 2000 to executives of Eastern and its subsidiaries, other than its Chairman and Chief Executive Officer and its President and Chief Operating Officer, pursuant to Eastern's Executive Incentive Compensation Plan ("Incentive Plan"). Eastern issued 6,344 shares of its common stock on February 23, 2000 to its Chairman and Chief Executive Officer and its President and Chief Operating Officer pursuant to its Incentive Plan. The issuances of such shares were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4
(2) thereof.

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on April 26, 2000, at which the shareholders voted (i) to amend the registrant's Declaration of Trust to authorize certain mergers, (ii) approve and adopt an Agreement and Plan of merger, dated as of November 4, 1999, as amended, among the registrant, KeySpan Corporation and ACJ Acqusition LLC and (iii) to elect Trustees for terms of office expiring at the 2003 Annual Meeting of Shareholders as follows:

(i) to amend the registrant's Declaration of Trust, with 16,306,529 shares voting for, 160,228 shares voting against and 228,164 shares abstaining;

(ii) to approve and adopt the Agreement and Plan of merger, dated as of November 4, 1999, as amended, among the registrant, KeySpan Corporation and ACJ Acquisition LLC, with 16,326,123 shares voting for, 182,221 shares voting against and 186,415 shares abstaining;

(iii) Richard R. Clayton, with 23,492,419 shares voting for and 237,443 shares withholding authority;

            Leonard R. Jaskol, with 23,492,301 shares voting for and 237,372 shares withholding authority;

            David B. Stone, with 23,488,734 shares voting for and 237,371 shares withholding authority;


Item 6.  Exhibits and Reports on Form 8-K

     (a)          List of Exhibits

                  27.1  Financial Data Schedule

     (b)          Report of Form 8-K

                  There we no reports on Form 8-K filed in the First Quarter of 2000.

                                                                Form 10-Q
                                                                Page 13





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

                                            EASTERN ENTERPRISES



Date:             April 28, 2000            By /s/ WALTER J. FLAHERTY
                  --------------                   ----------------------
                                                   Walter J. Flaherty
                                               Executive Vice President and
                                                  Chief Financial Officer

Date:             April 28, 2000             By /S/  JAMES J. HARPER
                  --------------               ---------------------
                                                     James J. Harper
                                               Vice President and Controller
                                                 (Chief Accounting Officer)