Form 10-Q
period 2000-06-30
EASTERN ENTERPRISES
filed 2000-07-21
CIK 311259

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2000
                              ---------------------------------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               -----------------      ---------------
Commission File Number 1-2297


                         EASTERN ENTERPRISES
---------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                 MASSACHUSETTS                       04-1270730
       ------------------------------            ------------------
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)           Identification No.)


                   9 RIVERSIDE ROAD, WESTON, MASSACHUSETTS 02493
---------------------------------------------------------------------
                     (Address of principal executive offices)
                                  (Zip Code)

                                781-647-2300
--------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
The number of shares of Common Stock outstanding of Eastern Enterprises as of July 20, 2000 was 27,156,450.

                                                                     Form 10-Q
                                                                     Page 2


PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Company or group of companies for which report is filed:
  EASTERN ENTERPRISES AND SUBSIDIARIES ("Eastern")

Consolidated Statements of Operations
-------------------------------------
                                                        Three months ended                     Six months ended
                                                             June 30,                              June 30,
(In thousands, except per share amounts)               2000             1999                 2000                1999
---------------------------------------------------------------------------------------------------------------------
Revenues                                            $204,788         $170,520             $638,483           $ 515,349
Operating costs and expenses:
  Operating costs                                    145,421          123,020              428,421             353,008
  Selling, general & admini-
      strative expenses                               34,104           27,819               69,606              59,049
  Depreciation & amortization                         21,732           17,984               54,809              43,649
                                                    --------         --------             --------            --------
                                                     201,257          168,823              552,836             455,706
                                                    --------         --------             --------            --------
Operating earnings                                     3,531            1,697               85,647              59,643
Other income (expense):
  Interest income                                      1,789            2,653                2,423               4,870
  Interest expense                                   (12,563)          (8,635)             (24,687)            (17,414)
  Other, net                                           2,053              178                2,256               1,103
                                                    --------         --------             --------            --------
Earnings before income
  taxes                                               (5,190)          (4,107)              65,639              48,202
Provision for income taxes                            (1,729)          (1,539)              28,061              18,474
                                                    --------         --------             --------           ---------
Net earnings (loss)                                 $ (3,461)        $ (2,568)            $ 37,578           $  29,728
                                                    ========         ========             ========           =========

Basic earnings per share                            $   (.13)        $   (.11)            $   1.38           $    1.31
                                                    ========         ========             ========           =========

Diluted earnings per share                          $   (.13)        $   (.11)            $   1.37           $    1.31
                                                    ========         ========             ========           =========

Dividends per share                                 $    .43         $    .42             $    .86           $     .84
                                                    ========         ========             ========           =========


The accompanying notes are an integral part of these financial statements.

                                                                     Form 10-Q
                                                                     Page 3

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------


                                                                      June 30,           Dec. 31,             June 30,
(In thousands)                                                            2000               1999                 1999
----------------------------------------------------------------------------------------------------------------------
ASSETS

Current assets:
  Cash and short-term investments                                      $30,898           $ 44,332             $179,851
  Receivables, less reserves                                           112,786            135,409               99,573
  Inventories                                                           67,827             74,555               44,158
  Deferred gas costs                                                    48,436             64,503                    -
  Other current assets                                                   8,168              5,008                7,646
                                                                    ----------         ----------            ---------
     Total current assets                                              268,115            323,807              331,228

Property and equipment, at cost                                      2,214,956          2,197,156            1,751,233
   Less--accumulated depreciation                                      936,958            906,953              788,874
                                                                    ----------         ----------            ---------
      Net property and equipment                                     1,277,998          1,290,203              962,359


  Goodwill, less amortization                                          243,960            247,137                    -
  Deferred postretirement health care
    costs                                                               69,972             72,760               75,888
  Investments                                                           14,064             14,671               15,708
  Deferred charges and other costs,
    less amortization                                                   71,222             71,179               70,013
                                                                    ----------         ----------           ----------
    Total other assets                                                 399,218            405,747              161,609
                                                                    ----------         ----------           ----------

     Total assets                                                   $1,945,331         $2,019,757           $1,455,196
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

                                                                     Form 10-Q
                                                                     Page 4

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Balance Sheets
---------------------------

                                                                     June 30,             Dec. 31,              June 30,
(In thousands)                                                          2000                 1999                  1999
-----------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current debt                                                 $   80,453           $  123,251             $   5,632
  Accounts payable                                                 59,569               75,770                38,048
  Accrued expenses                                                 51,407               37,516                39,172
  Other current liabilities                                        45,806               50,234                45,245
                                                               ----------           ----------             ---------
     Total current liabilities                                    237,235              286,771               128,097

Gas inventory financing                                            33,567               54,020                31,438

Long-term debt                                                    503,168              515,232               383,173

Reserves and other liabilities:
  Deferred income taxes                                           179,591              179,426               135,306
  Postretirement health care                                       98,414              100,016                96,750
  Preferred stock of subsidiary                                    21,438               26,454                29,377
  Other reserves                                                  101,077              103,208                91,509
                                                               ----------           ----------              --------
      Total reserves and other
         liabilities                                              400,520              409,104               352,942

Commitments and Contingencies

Shareholders' equity:
  Common stock, $1.00 par value
   Authorized shares -- 50,000,000;
   Issued shares -- 27,173,322 at
     June 30, 2000; 27,131,090 at
     December 31, 1999, and 22,649,457
  Capital in excess of par value                                  246,382              244,449                56,004
  Retained earnings                                               497,942              483,710               481,315
  Accumulated other comprehensive
    (loss)                                                            (73)                 (77)                  (63)
  Treasury stock at cost - 16,892
     shares at June 30, 2000 and
     10,461 shares at June 30, 1999                                  (583)                (583)                 (359)
                                                               ----------           ----------            ----------
       Total shareholders' equity                                 770,841              754,630               559,546
                                                               ----------           ----------            ----------

     Total liabilities and

       shareholders' equity                                    $1,945,331           $2,019,757            $1,455,196
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

                                                                     Form 10-Q
                                                                     Page 5

Eastern Enterprises and Subsidiaries
------------------------------------

Consolidated Statement of Cash flows
------------------------------------

                                                                                         Six months ended June 30,
(In thousands)                                                                               2000            1999
-----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net earnings                                                                        $ 37,578            $ 29,728
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
  Depreciation and amortization                                                         54,809              43,649
  Income taxes and tax credits                                                          12,356              (1,007)
  Net gain on sale of assets                                                            (1,819)               (262)
  Other changes in assets and liabilities:
    Receivables                                                                         22,623               5,559
    Inventories                                                                          6,728              11,709
    Deferred gas costs                                                                  16,068              62,055
    Accounts payable                                                                   (16,201)            (18,292)
    Other                                                                               (4,158)             (3,176)
                                                                                       -------              ------
   Net cash provided by operating activities                                           127,984             129,963
                                                                                       -------             -------
Cash flows from investing activities:
  Capital expenditures                                                                 (35,472)            (29,431)
  Proceeds on sale of assets                                                             7,442               3,906
  Investments                                                                           (6,392)             (3,776)
  Other                                                                                 (6,017)             (1,353)
                                                                                       -------             -------
  Net cash used by investing activities                                                (40,439)            (30,654)
                                                                                       -------             -------
Cash flows from financing activities:
  Dividends paid                                                                       (23,290)            (18,950)
  Repayment of long-term debt and preferred stock                                      (17,203)             (2,107)
  Changes in notes payable                                                             (42,735)            (37,835)
  Changes in gas inventory financing                                                   (20,453)            (21,206)
  Other                                                                                  2,702                 804
                                                                                      --------             -------
Net cash used by financing activities                                                 (100,979)            (79,294)
                                                                                      --------             -------
Net decrease in cash and cash equivalents                                              (13,434)             20,015
Cash and cash equivalents at beginning of year                                          44,332             159,836
                                                                                      --------             -------
Cash and cash equivalents at the end of the period                                      30,898             179,851
Short-term investments                                                                       -                   -
                                                                                      --------            --------
Cash and short-term investments                                                       $ 30,898            $179,851
                                                                                      ========            ========


The accompanying notes are an integral part of these financial statements.

                                                                     Form 10-Q
                                                                     Page 6





                      EASTERN ENTERPRISES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2000

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

Earnings Per Share

Basic earnings per share is based on the weighted average number of shares outstanding. Diluted earnings per share gives effect to the exercise of stock options using the treasury stock method, as reflected below:

                                                                Three months ended           Six months ended
                                                                     June 30,                    June 30,
(In thousands)                                                  2000          1999          2000         1999
-------------------------------------------------------------------------------------------------------------
Weighted average shares                                       27,153        22,636        27,146       22,618
Dilutive effect of options                                       269            88           254          107
                                                              ------        ------        ------       ------
Adjusted weighted average shares                              27,422        22,724        27,400       22,725
                                                              ======        ======        ======       ======


Comprehensive Income

The following is a summary of the reclassification adjustments and the income tax effects for the components of other comprehensive income (loss) for the six months ended June 30:

                                                                     Form 10-Q
                                                                     Page 7


                                                 Unrealized Holding
                                                  Gains (Losses) on       Reclassification
                                                      Investments          Adjustments for           Other
                                                 Arising During the      Gains Included in      Comprehensive
(In thousands)                                          Period               Net Income         Income (Loss)
-------------------------------------------------------------------------------------------------------------
2000

Pretax                                                $ 1,178              $  (1,172)               $     6
Income tax benefit (expense)                             (411)                   409                     (2)
                                                      -------              ---------                -------
   Net change                                         $   767              $    (763)               $     4
                                                      =======              =========                =======
1999

Pretax                                                $   213              $    (148)               $     65
Income tax benefit (expense)                              (75)                    52                     (23)
                                                      -------              ---------                --------
   Net change                                         $   138              $     (96)               $     42
                                                      =======              =========                ========



2.                Planned Merger with KeySpan

On November 4, 1999, Eastern signed a definitive agreement that provides for the merger of Eastern with a wholly-owned subsidiary of KeySpan Corporation ("KeySpan"), with Eastern surviving the merger and becoming a wholly-owned subsidiary of KeySpan. In the merger, holders of Eastern common stock will receive $64.00 in cash plus, in certain circumstances, an accrued dividend, per share of Eastern common stock, as well as an additional $0.006 per share per day for each day after August 6, 2000 up to the closing date. The transaction, which is subject to receipt of approval from the Securities and Exchange Commission, is expected to close in the fall of 2000, although it is possible the merger will not close until 2001. The merger was approved by Eastern Shareholders on April 26, 2000.

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

The New Hampshire Public Utility Commission gave final approval to Eastern's acquisition of EnergyNorth in an order issued on May 9, 2000. The merger was approved by EnergyNorth shareholders on April 27, 2000.

4.  Business Segments

Eastern's reportable business segment information for revenues and operating earnings is presented below:

Revenues:                                               Three months ended June 30,             Six months ended June 30,
(In thousands)                                                2000             1999             2000                 1999
-------------------------------------------------------------------------------------------------------------------------
Natural Gas Distribution                                  $127,876         $101,368         $483,658             $381,651
Marine Transportation                                       70,405           65,783          141,675              127,109
Other Services                                               6,507            3,369           13,150                6,589
                                                          --------         --------         --------             --------
                                                          $204,788         $170,520         $638,483             $515,349
                                                          ========         ========         ========             ========


                                                                     Form 10-Q
                                                                     Page 8




Operating Earnings:                               Three months ended June 30,         Six months ended June 30,
(In thousands)                                           2000           1999            2000             1999
-------------------------------------------------------------------------------------------------------------
Natural Gas Distribution                            $ 2,274          $(1,916)        $ 83,459         $ 55,378
Marine Transportation                                 4,190            5,758            7,265            8,899
Other Services                                         (205)          (1,244)            (630)          (2,540)
Headquarters                                         (2,728)            (901)          (4,447)          (2,094)
                                                    -------          -------         --------         --------
                                                    $ 3,531          $ 1,697         $ 85,647         $ 59,643
                                                    =======          =======         ========         ========

5.  Inventories

The components of inventories were as follows:

                                                            June 30,       December 31,          June 30,
(In thousands)                                                 2000               1999               1999
---------------------------------------------------------------------------------------------------------
Supplemental gas supplies                                   $51,210            $57,935            $32,170
Other materials, supplies and
  marine fuels                                               16,617             16,620             11,988
                                                            -------            -------            -------
                                                            $67,827            $74,555            $44,158
                                                            =======            =======            =======



6.  Supplemental Cash Flow Information

The following are supplemental disclosures of cash flow information:


                                                                    Six months ended June 30,
                                                                           2000         1999
                 ---------------------------------------------------------------------------
                 Cash paid during the year for:
                   Interest, net of amounts capitalized                 $23,674      $17,290
                   Income taxes                                         $16,064      $19,325

                                                                     Form 10-Q
                                                                     Page 9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In November 1999 Eastern signed a definitive agreement to be acquired by KeySpan Corporation ("KeySpan") for $64.00 per share in cash, as discussed in Note 2 of Notes to Financial Statements. Such information is incorporated herein by reference. The transaction is expected to close in the fall of 2000.

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

RESULTS OF OPERATIONS

Revenues: Consolidated revenues for the second quarter of 2000 and the first six months of 2000 were $205 million and $638 million, respectively, up 20% and 24% from 1999.

Natural Gas Distribution

The natural gas distribution segment includes the operations of Boston Gas Company, Essex Gas Company and Colonial Gas Company, which Eastern acquired in August 1999. Revenues for the second quarter of 2000 were $127.9 million, an increase of $26.5 million from 1999. The 26% increase in revenues primarily reflects the inclusion of Colonial Gas revenues ($26.7 million), growth in throughput ($3 million) and higher rates, partially offset by lower sales to non-firm customers ($5 million). Weather in the second quarter was 19% colder than 1999, or 24% colder than normal.

Year-to-date 2000 revenues were $483.7 million, an increase of $102.0 million or 27% from 1999. The increase primarily reflects the inclusion of Colonial Gas revenues ($113.0 million), throughput growth ($13 million) and higher rates. Partially offsetting were the pass through of lower gas costs ($13 million), lower non-firm sales ($6 million), the impact of warmer weather in the first quarter ($5 million) and the migration of firm customers to transportation-only service. The pass through of higher or lower gas costs and the migration to transportation-only service have no impact on the segment's operating earnings. Natural gas distribution earns all of its margins on the local distribution of gas and none on the resale of the commodity. Year-to-date weather was 3% colder than 1999, but 1% warmer than normal.

Marine Transportation

Revenues for the second quarter and first six months of 2000 were $70.4 million and $141.7 million, respectively. The increases of 7% and 11% from the comparable periods of 1999 were mainly the result of higher rates associated with fuel adjustment mechanisms contained in multi-year and annual contracts and from higher coal tonnage delivered to electric utilities. As a result of higher fuel prices for diesel fuel, Midland's fuel cost rose 73% for the second quarter and 78% year-to-date, as compared to 1999. Due to the fuel-related rate increases, market improvement in spot rates and a higher mix of coal tonnage, rates per ton mile rose 17% and 12% in the second quarter and year to date, respectively, over 1999.

                                                                     Form 10-Q
                                                                     Page 10

Tonnage transported for the second quarter and first six months of 2000 increased 2% and 8%, respectively. Coal tonnage increased 12% for the quarter and 13% year to date, reflecting tonnage for a new customer as well as increased demand for existing accounts. Partially offsetting was a reduction in non-coal tonnage, which declined 13% and 1% for the second quarter and fist six months, respectively, reflecting reduced movements of grain, ores and stone. While tonnage for the quarter increased, ton-miles declined 7% reflecting the lower mix of non-coal tonnage with its long hauls to and from the Gulf of Mexico. For the first six months of 2000, ton miles increased 1% over 1999, primarily reflecting increased movements of coal and steel in the first quarter.

Other Services

Revenues for the second quarter and first six months of 2000 were $6.5 million and $13.2 million, respectively, up from $3.4 million and $6.6 million from the comparable periods in 1999, primarily reflecting the results of Transgas, which was acquired as part of Colonial Gas.

Operating Earnings: Consolidated operating earnings for the second quarter and first six months of 2000 were $3.5 million and $85.6 million, respectively, up from $1.7 and $59.6 million for the comparable periods in 1999.

Natural Gas Distribution

For the second quarter of 2000, natural gas distribution recorded operating earnings of $2.3 million, as compared to an operating loss of $1.9 million in 1999. The improvement primarily reflected the inclusion of Colonial Gas' operating earnings of $2.5 million, throughput growth and the absence of a non-recurring retiree benefit charge in 1999, partially offset by higher system maintenance costs and wage and benefit increases.

For the first six months of 2000, natural gas distribution recorded operating earnings of $83.5 million, up 51% from 1999. The improvement primarily reflected the inclusion of Colonial Gas' operating earnings of $29.9 million and throughput growth, partially offset by a cumulative adjustment to gas costs for prior years which decreased operating earnings by $3 million.

Marine Transportation

Operating earnings for the second quarter and first six months of 2000 were $4.2 million and $7.3 million, respectively, both down $1.6 million from 1999. While fuel cost escalation increased rates, as discussed above, the year-to-date net negative impact of higher fuel costs is estimated to be approximately $2.5 million, most of which occurred in the first quarter. Higher labor, vessel charter and maintenance also contributed to higher costs in the second quarter. Operating results from cargo handling and support operations were also lower than in 1999.

Other Services

Operating losses for the second quarter and year-to-date were $0.2 million and $0.6 million, as compared to losses of $1.2 million and $2.5 million, respectively, in 1999. More than half the improvement from last year reflects the inclusion of Transgas results.

                                                                     Form 10-Q
                                                                     Page 11

Other

Headquarters operating loss for the second quarter and first six months of 2000 increased by $1.8 million and $2.4 million, respectively, primarily reflecting expenses related to the KeySpan merger.

Net interest expense for the second quarter and first six months of 2000 increased by $4.8 million and $9.7 million, respectively. The increase reflects the inclusion of Colonial Gas' net interest expense of $2.9 million for the quarter and $5.7 million year-to-date and the use of $150 million of cash in the Colonial Gas acquisition.

Other net for the second quarter of 2000 includes a gain of $1.8 million on the disposition of marine equipment.

The increase in the effective tax rate from 38% to 43% primarily reflects Colonial Gas goodwill amortization.

The 21% increase in diluted shares outstanding reflects the issuance of approximately 4.2 million shares of stock in the Colonial Gas acquisition.

                                                                     Form 10-Q
                                                                     Page 12


FORWARD-LOOKING INFORMATION:

This report and other company statements and statements issued or made from time to time contain certain "forward-looking statements" concerning projected future financial performance, expected plans or future operations. Eastern cautions that actual results and developments may differ materially from such projections or expectations.

Investors should be aware of important factors that could case actual results to differ materially from forward-looking projections or expectations. These factors include, but are not limited to: the effect of the pending mergers with KeySpan and EnergyNorth, Eastern's ability to successfully integrate its new gas distribution operations, temperatures above or below normal in eastern Massachusetts, changes in market conditions for barge transportation, adverse weather and operating conditions on the inland waterways, changes in economic conditions, including interest rates and the value of the dollar versus other currencies, regulatory and court decisions and developments with respect to Eastern's previously-disclosed environmental liabilities. Most of these factors are difficult to predict accurately and are generally beyond Eastern's control.

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

Consolidated capital expenditures are budgeted at approximately $100 million, with about 90% at natural gas distribution segment and the balance at marine transportation.

                                                                     Form 10-Q
                                                                     Page 13



                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

     (a)          List of Exhibits

                  27.1  Financial Data Schedule

     (b)          Report of Form 8-K

                  There we no reports on Form 8-K filed in the Second Quarter of 2000.

                                                                     Form 10-Q
                                                                     Page 14

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

                                            EASTERN ENTERPRISES



Date:        July 21, 2000                   By /s/ WALTER J. FLAHERTY
             -------------                      ----------------------
                                                    Walter J. Flaherty
                                            Executive Vice President and
                                            Chief Financial Officer





Date:        July 21, 2000                   By /S/  JAMES J. HARPER
             -------------                     ---------------------
                                                     James J. Harper
                                                Vice President and Controller
                                               (Chief Accounting Officer)