Form 10-Q/A
period 2000-06-30
EASTERN ENTERPRISES
filed 2000-11-03
CIK 311259

                                     Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



[ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            June 30, 2000
                               --------------------------------------

                                              OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------   -----------------

Commission File Number 1-2297


                               EASTERN ENTERPRISES
---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


               MASSACHUSETTS                             04-1270730
         ---------------------                         -------------
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

Yes X    No
    ---    ---

The number of shares of Common Stock outstanding of Eastern Enterprises as of July 20, 2000 was 27,156,450.

The purpose of this Form 10-Q/A is to amend Part II, Item 6(b) to properly reflect the filing of a report on Form 8-K which was filed in the Second Quarter of 2000.

                       PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K


     (b) Report of Form 8-K

                  On May 16, 2000, Eastern filed Form 8-K which contained an amendment to the Rights Agreement, dated as of July 22, 1998, between the Trust and Fleet National Bank, formerly known as BankBoston, N.A.

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

                                            EASTERN ENTERPRISES



Date:    November 3, 2000                    By /s/ WALTER J. FLAHERTY
         ----------------                           ---------------------
                                                    Walter J. Flaherty
                                             Executive Vice President and
                                             Chief Financial Officer

Date:    November 3, 2000                     By /S/  JAMES J. HARPER
         ----------------                             ---------------
                                                      James J. Harper
                                                Vice President and Controller
                                              (Chief Accounting Officer)